Form 10-K
period 1999-12-31
BE FREE INC
filed 2000-03-30
CIK 1084866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               ----------------

                                   FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For Fiscal Year Ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File 000-27271

                                 Be Free, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 04-3303188
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                             154 Crane Meadow Road
                        Malborough, Massachusetts 01752
                    (Address of principal executive offices)

                                 (508) 357-8888
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $1,249,501,975 as of February 29, 2000.

   On February 29, 2000, the Registrant had outstanding 60,679,124 shares of voting Common Stock, $.01 par value as adjusted for a 2-for-1 stock split effected as a 100% stock dividend on March 8, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 1999

                                     PART I

     Item                                                                  Page
     ----                                                                  ----
 1.  Business............................................................    1
 2.  Properties..........................................................    9
 3.  Legal Proceedings...................................................    9
 4.  Submission of Matters to Vote of Security Holders...................    9


                                    PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
     Matters.............................................................   10
 6.  Selected Consolidated Financial Data................................   11
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations...............................................   13
 7A. Quantitative and Qualitative Disclosures About Market Risk..........   32
 8.  Financial Statements and Supplementary Data.........................   33
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................   33


                                    PART III

 10. Directors and Executive Officers of the Registrant..................   33
 11. Executive Compensation..............................................   34
 12. Security Ownership of Certain Beneficial Owners and Management......   34
 13. Certain Relationships and Related Transactions......................   34


                                    PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....   35

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in Part II below, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                    PART I.

   All information in this report has been adjusted to reflect a 2-for-1 common stock split effected as a 100% stock dividend on March 8, 2000.

ITEM 1. BUSINESS

   We are a leading provider of services that enable our customers to market their products and services online through tens of thousands of marketing partners and to pay for these promotions based on performance. Our customers use our services to establish and manage their own independent performance marketing relationships directly with their marketing partners. Our online merchant customers typically pay fees to their marketing partners based on the sales they generate, as tracked through our services. Our portal customers typically pay fees to their marketing partners based on the traffic sent to the portal, as tracked through our services. We are typically paid fees by our customers based upon the level of sales or traffic generated by these marketing partners. We provide our customers a cost-effective solution for establishing, managing and rewarding these performance marketing sales channels.

   Through our acquisition of TriVida Corporation consummated on February 29, 2000, we intend to offer services that will enable our customers to deliver personalized promotions to unique but anonymous users visiting their marketing partners' Web sites based upon the past browsing and buying behavior of such users. We also intend to offer services that will enable our customers to deliver personalized promotions for selected goods or services to users visiting their own Web sites, whether or not those users were directed to their Web sites by their marketing partners.

The Be Free Solution

   We provide a comprehensive solution specifically designed to enable our customers to increase sales and decrease the cost of customer acquisition by establishing and managing their own performance marketing sales channels. We have developed, and continue to enhance, a broad set of technologies and services that provide a data interchange between disparate databases utilized by our customers and their thousands of marketing partners. Through this data interchange, we track, store and analyze the effectiveness of individual promotions and provide online data and analysis to both our customers and their marketing partners. As a result of our acquisition of TriVida, we have obtained, and continue to enhance, a new type of personalization technology that creates product recommendations based on our observations.

Merchant Connection

   We integrate our systems with each customer's often disparate catalog, transactional and fulfillment systems by establishing standard data formats and file transfer protocols. Through this connection, we receive and store information about our customer's available products and services and its Web site. We also receive order, order cancellation, sales and return data from our customer.

   Our data interchange also tracks each time a user views and clicks on a specific hyperlink placed by any of our customers' marketing partners. We track these individual viewings and clicks to unique transactions with our customers. Promotions we tracked for our customers were shown more than 896 million times in February 2000 through our customers' 3.5 million performance marketing relationships. This combination of customer and marketing partner data is stored at our central processing facilities and allows us to measure the sales or traffic performance of each specific promotion.

Management Solutions

   We have significant resources and expertise dedicated to the successful implementation, development, management and control of online performance marketing programs. These solutions include:

  . Establishment of marketing relationships. We provide online, automated application and approval processes for Web site publishers to become a customer's marketing partner. We also help customers identify and recruit potential marketing partners.

  . Customer control of sales channel. All of our services are designed to enable a customer to maximize the efficiency of its performance marketing sales channel. Each of our customers selects its marketing partners and determines the terms of its relationships with these marketing partners. We brand reports, communications and payments with our customer's name.

  . Development and placement of promotions. We store and deliver hyperlinks for our customers on our servers. These hyperlinks are available in a wide variety of formats, including text, dynamic displays, search boxes, pull-down menus, banner ads and buttons. Each of our customer's marketing partners can access our servers, choose among that customer's available hyperlinks, and incorporate them into their Web sites or e-mail messages through simple procedures.

  . Replacement of promotions. Since all users viewing and clicking on promotions are routed through our servers before being redirected to a customer's Web site, changes in that customer's Web site only require programming changes on our servers rather than the replacement of hyperlinks by all of its marketing partners.

  . Data collection and reporting. We collect and store data both from our customers and their marketing partners, tracking specific promotions through sales and returns. We provide extensive data and analyses online, both to our customers and to their marketing partners. Analyses can be configured to examine the performance of the entire performance marketing sales channel, a specific hyperlink or a specific marketing partner.

  . Communication and payment services. We can generate e-mail communications and payments to widely dispersed marketing partners on behalf of customers. Communications can be automatically generated and broadcast based upon customer selected criteria.

  . Merchandising assistance. Our reporting and communication services permit both our customers and their marketing partners to make and implement more effective merchandising decisions. Our best practices group monitors industry and competitive trends, as well as results achieved by customers generally, and shares this expertise with customers and their marketing partners. Our online merchant customers can use our system to identify hyperlinks or sites that are leading to high sales or return rates, manage product demand, and rank marketing partners by effectiveness.

   Using our services, our customers pay only for those individual promotions that generate sales or traffic. Our online merchant customers typically pay us fees based upon the sales resulting from promotions hosted by their marketing partners. Our portal customers typically pay us fees based upon the traffic resulting from promotions hosted by their marketing partners. Our customers enter into separate agreements directly with their marketing partners and pay them separate fees based on the level of sales or traffic they generate by hosting the promotions. As a result, our economic interests are closely aligned with the economic interests of our customers and their marketing partners.

Services

   Our data interchange provides the communications link, technologies and services for performance marketing generally and Web-based affiliate sales channels in particular. Our customers select core transactional services-- BFAST, B2BFAST, B-INTOUCH and BFIT--and may then select additional related services. Our core services enable the collection and tracking of data that resides on our servers in Oracle databases. Reports analyzing the data are accessible to our customers and their marketing partners from desktop computers using standard Internet protocols and standard Web browser protocols. Specifically, our core transactional services include:

Serving and Tracking Promotions and Routing Users

  . Tracking of selected links each time a link is displayed or delivery of dynamic, rotating promotions and tracking of display of these promotions each time a dynamic link is displayed;

  . Directing users clicking on any promotions to the correct location on our customer's site; and

  . Collection of order, order cancellation, sales and return information from our customer's systems and matching that information with marketing partner data collected by our systems.

Reporting and Decision Support

  . Online generation of daily customer-specific reports, including detail on orders and order cancellations, sales and returns, traffic, promotional success and payments due to marketing partners. A complete decision support system allows our customers to filter and sort these reports and to export this data for use in a spreadsheet or word processing program;

  . Modification of the available promotions and addition of new promotions instantly; and

  . Online generation of daily marketing partner reports including detail on orders and order cancellations, sales and returns, traffic, promotions used and success of each promotion, products purchased by the site's audience and commissions due to the marketing partner. Marketing partners may download these reports for use in a spreadsheet or word processing program.

   We provide these services through our BFAST, B2BFAST, B-INTOUCH and BFIT services:

BFAST Affiliate Marketing Services

   BFAST allows our customers to build and maintain their own, branded performance marketing channels with third-party Web site publishers. Our customers use BFAST to create and build these sales channels and to evaluate their marketing partners using more than 80 online analyses. BFAST enables customers to create and offer promotions, including individual product hyperlinks, search links, product category links, coupons and other incentives appearing in a variety of formats including text, graphics, search boxes, regularly updated "top 10" lists and streaming video. Each marketing partner can select the promotions that are most likely to appeal to its audience and use BFAST to generate the code it needs to add those hyperlinks to its site. These marketing partners can check the performance of each hyperlink they implement with daily reporting.

   We also provide optional services to help recruit marketing partners for our customers and provide merchandising advice directly to marketing partners. Our outreach services include recruitment by marketing partner recruiters, direct mail to Web site managers who have requested this information, sponsorship of newsletters, and banner advertising. We also offer marketing partner application review and approval services, where we accept marketing partner applications on behalf of our customers based upon their established criteria. We can provide customer-branded support by telephone and e-mail to marketing partners to assist with applications, hyperlink generation, merchandising and analysis. We can also provide performance analysis and promotional and merchandising recommendations for the largest 250 sites in our customers' performance marketing sales channels. We have a best practices group that has developed expertise by monitoring industry and customer specific trends and provides strategic advice designed to improve the performance of these sales channels.

   In general, we enter into a standard service agreement that requires our BFAST customer to pay us a one-time integration fee and monthly performance fees, subject to minimum monthly or annual fees, for use of our data interchange. For our online merchant customers, the performance fees are generally based on either a percentage of the sales generated or a fee based on the number of transactions or orders. For our portal customers, the performance fees are generally based on the volume of click-throughs generated by their marketing partners. We currently derive most of our revenue from BFAST services.

B2BFAST Business-to-Business Affiliate Marketing Services

   Our B2BFAST services are targeted to businesses that sell their products or services to other businesses. These customers use our B2BFAST services to create performance marketing sales channels that target their business customers. These services include specific analysis, merchandising and recruiting technologies and techniques designed to address the special needs of business-to-business commerce. We charge our B2BFAST customers based on the sales or volume of traffic generated from their performance marketing channels.

B-INTOUCH E-mail Referral Services

   Our recently introduced B-INTOUCH services allow our customers to create performance marketing sales channels composed of individuals and corporations that send e-mail messages. B-INTOUCH lets an approved sender of e-mail messages include our customers' promotions in e-mail messages and receive fees for the sales or traffic that result from these promotions. B-INTOUCH offers a simple user interface for hyperlink placement and reporting, designed for the less technologically sophisticated e-mail user. We charge our customers for B-INTOUCH services based on the volume of sales or traffic that results from a customer's e-mail referral program.

BFIT Advertising Services

   BFIT is an enhanced banner ad delivery service that tracks our customers' banner advertising through to point of sale and determines the performance for a specific banner placed in a specific location. This may include ad placement based on specifications provided by our customers on their ad agencies. By integrating our BFIT and BFAST services, our customers' marketing partners can dedicate space on their Web sites within which our customer may determine the promotional initiative displayed and modify it at any time or upon the occurrence of specified criteria. We charge for our BFIT services based on the number of impressions served.

Related Services

   We offer related services to complement BFAST, B2BFAST, B-INTOUCH and BFIT. These services are designed to automate aspects of the process of establishing and managing performance marketing relationships. They include the following:

  . automated sign-up of potential marketing partners through an online application;

  . definition and selection of marketing partners, compensation rules and methods;

  . rapid review and approval of marketing partner applications by customers;

  . generation of individualized messages from our customers to selected marketing partners; and

  . payment of fees due to marketing partners. For a fixed fee per check, Be Free will prepare and distribute checks to a customer's marketing partners in payment of their commissions. These checks are drawn against a Be Free checking account, which is funded by the customer prior to release of the checks.

Personalization Services

   We plan to launch two services that will enable our customers to deliver real-time, personalized promotions to potential buyers based upon historical browsing and buying behavior. These services will include:

  . delivery by our customers of personalized product or product category recommendations to visitors to their Web sites, whether or not that visitor was directed to their Web site through a promotion hosted by their marketing partners; and

  . delivery by our customers of personalized product or product category recommendations on the Web sites of their marketing partners.

   These recommendations will be created at a centralized service bureau and will be served directly to the user or to a customer's server for delivery to the user.

Sales and Marketing

   We have a direct sales force that targets large online merchants and portals as customers. The direct sales force is assigned to different geographical regions and is supported by sales engineers. We maintain direct sales personnel in nine major metropolitan areas throughout the United States, as well as in London. We also have a telesales group, located in our Marlborough, Massachusetts headquarters, that targets mid-sized online merchants as customers.

   In order to achieve broader distribution of our services, we have contracted with third parties to resell our services. These resellers typically receive a percentage of our revenue derived from the online merchant accounts they generate during specified periods.

   We target potential customers through our public relations program, our Web sites, conferences, trade shows and customer referrals. While we have primarily focused on marketing efforts in the United States, we intend to extend these efforts into Europe and may extend these efforts into Japan.

Customer Service

   We provide comprehensive integration, training, consulting and support services. We provide our customers with individualized customer services designed to increase the performance of their performance marketing sales channels and their overall satisfaction with our services. We assign dedicated, knowledgeable customer development managers to each customer.

   Our best practices consulting team gathers and analyzes data from industry sources, our database and customer initiatives to provide our customers with industry-wide performance results against which they can measure their own success. This team formulates strategies for how our customers might more effectively promote their products or services. We present our best practices solutions through seminars, customer bulletins, case studies and one-on-one dialogues with customers.

   We provide integration services, both by telephone and in person, to new customers. We work with new customers to create a reliable, automated data transfer between their databases and our databases.

   We teach our customers to use our technology effectively and efficiently. We provide business training to customers, which helps them better understand the business decisions that they face in launching their performance marketing programs. We also offer regular refresher and update training.

   Our customer development managers assist our individual customers in managing their performance marketing programs, developing and interpreting their analyses, and testing new promotional methods. These customer development managers also convey emerging customer strategies, communicate customer feature requests, manage data requests and provide ongoing project management services for special customer initiatives.

Technology Infrastructure

   Our technologies are designed to provide the following advantages:

Performance, Scalability, Availability and Reliability

   Our system infrastructure has been designed as a layered architecture to yield significant benefits to our customers in performance, scalability, availability and reliability. Our software and databases run on multiple high-speed servers that are connected by high-capacity connections and are organized into multiple tiers. Each tier functions to address specific data storage and data traffic considerations to enhance reporting and real-time transactional performance. We have recently upgraded this system by adding additional servers or storage devices to each tier.

   Scalability is a term used to describe the ability of an application to handle greater traffic when additional servers are added to a system. Scalability is particularly important for growth-stage Internet applications where demand can grow rapidly and unpredictably. Our servers are connected not only within a given tier but also between tiers. This multi-tiered server design enables us to add, extend, duplicate or exchange the specific servers requiring the enhancement within the system as needed, without recompiling the rest of the system or interrupting services.

   The multi-tiered server design better enables us to provide our customers with highly-available and reliable uninterrupted service. Each tier is comprised of multiple connected servers performing similar tasks, each of which has its own power supply. If a server fails, that server's tasks are automatically reassigned to another running computer. In addition, identical data is also stored in various locations. This redundant design enhances the ability of the system to tolerate the failure of an individual server or failures in system storage without the loss of data or the ability of the computers to give our customers' real-time operating capability.

   The connections from the network data center into the multi-tiered servers are also designed to provide customers with reliable, uninterrupted service. We regularly test and maintain the multiple connections between our servers, and regularly test the connections between the network data center and the Internet. Our engineering and hosting center personnel monitor traffic patterns and congestion points and reroute traffic flows in an effort to reduce end-user response times. We provide monitoring and support services required to maintain transaction availability 24 hours a day, 365 days a year.

   Although our systems are designed to enhance reliability, system and communication failures have caused both delays and cessation of services. We recently experienced an 11-hour systems outage during which we were unable to re-direct Internet users to our customers from their marketing partners or provide reports.

   We have taken and are taking additional steps to decrease the likelihood of future outages. These steps include installing additional server and storage hardware, and adding an additional level of redundancy to all tiers of our system architecture. Our development team is modifying our software to make it more functional upon hardware failure. Even with these improvements, there can be no assurance that our services will not be interrupted in the future.

Flexibility

   Our systems infrastructure uses platform systems with UNIX, a non-proprietary open operating system, and is also compatible with Microsoft's proprietary operating system, Windows NT. We currently use servers manufactured by Sun Microsystems and storage equipment manufactured by EMC. While we are not dependent on any single server hardware system or vendor, any change could be costly and time consuming.

Internet Access

   Our systems are developed entirely for use over the Internet. Our customers are able to access marketing, sales and merchandising data from our Oracle-based databases using their desktop computers and their standard Internet connection. Our reporting systems use standard Internet and Web protocols.

Central Operations Facility

   Our network data centers are designed to optimize performance and maintain reliability. Our primary network data center is housed at Exodus Communications in Harborside, New Jersey. This center has multiple, physically distinct, high-capacity connections to the Internet designed to reduce the likelihood that outages within the network will materially impact customer use. We expect to establish additional data centers in the western United States and in Europe.

   These data centers all have duplicate systems for power, climate-control, fire protection, seismic reinforcement and continuous security surveillance. These facilities utilize manual and automated intrusion detection techniques to monitor the security of the center and its hardware. We regularly use outside security professionals to evaluate our physical and electronic security measures.

Development

   Development of new services begins with our product marketing group. Based upon customer, competitive and market analyses, our product marketing group determines functions and specifications for future services and enhancements to current services. Our development group develops new services and enhances existing services based on specifications provided by the product marketing group. Our development group is divided into strategic and tactical teams. Our strategic team develops new performance marketing services and new generations of current services. Our tactical development team focuses on extending existing functions or developing additional functions within any given release.

   We have developed a managed release process to assist customers in the adoption of new releases. This process includes testing and evaluating revisions, updating online and paper documentation to include new features, training customer support personnel and notifying and training customers.

   For the years ended December 31, 1998 and 1999, we spent $304,100 and $2.4 million, respectively, on research and development activities.

Competition

   The markets for online performance marketing solutions are new, rapidly evolving and highly competitive. We do not currently compete against established companies across the range of services we provide. We do, however, compete against larger companies with respect to a portion of the services we provide and compete more broadly against similar sized, private companies. We expect to face future competition across a broad range of our services from larger companies currently providing products or services that compete only with respect to a portion of the services we provide.

   For the provision of online merchant branded affiliate sales channel solutions, we compete against internally-developed performance marketing solutions and against enterprise software solution providers. Customers of enterprise software solutions must develop and maintain databases and servers to track their performance marketing channels. We also compete against multi-merchant, shared affiliate program providers, including Commission Junction and Linkshare. A customer of a shared affiliate program shares its marketing partners with potentially all of the other customers of that program, even customers that may be competitors. Finally, we compete with ad server companies that provide banner ad services that might be considered an alternative marketing solution.

   We believe that the principal competitive factors in our market are:

  .  the provision of comprehensive, reliable services;

  . the ability to offer a customer ownership of and control over a significant sales channel;

  .  the provision of extensive online reports and analyses; and

  .  price.

We seek to compete against internally developed efforts and enterprise software solutions by providing more comprehensive, cost-effective services that are more easily managed. We seek to compete against multi-merchant, shared affiliate program providers on the basis of our technology, by permitting our customers greater control over their affiliate sales channel and providing individualized customer service. We seek to compete against ad serving companies by offering broader services and the ability to track promotional efforts through to resulting sales rather than merely to the number of times viewed.

Employees

   As of February 29, 2000, we had a total of 236 employees, 72 of whom were in sales and marketing, 56 in client services, 52 in development and engineering, 22 in finance and administration, and 34 employees of TriVida. Sales and marketing employees include salespeople, sales administration personnel, customer service personnel, product marketing and marketing communications personnel. From time to time we also employ independent contractors to supplement our development staff. Our employees are not represented by a labor union and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

   Our headquarters are located in Marlborough, Massachusetts, where we occupy approximately 35,700 square feet under a lease that expires in August 2004. Our development and engineering departments are located in Pittsburgh, Pennsylvania, where we occupy approximately 12,000 square feet of office space under a lease that expires in January 2004. As a result of our acquisition of TriVida, we now have offices in Culver City, California and in Windsor, England. In the future, we may lease additional space as needed.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we may be involved in litigation incidental to the conduct of our business. We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On October 6, 1999, holders of our then outstanding capital stock, owning of record shares representing in excess of 50% of the voting power of all the outstanding shares of capital stock on October 6, 1999, consented in writing to the following matters: (i) a 1-for-2 reverse common stock split, (ii) an increase in the shares of common stock issuable under the 1998 Stock Incentive Plan by 575,000 shares, (iii) the adoption of the 1999 Employee Stock Purchase Plan, and (iv) the adoption of the Amended and Restated Certificate of Incorporation and the Amended and Restated By-Laws.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Be Free effected its initial public offering of its common stock on November 3, 1999 at a price of $12.00 per share. As of March 24, 1999, there were approximately 303 holders of record of Be Free common stock. Be Free common stock is listed for quotation on the Nasdaq Natonal Market under the symbol "BFRE". The following table sets forth, the high and low sales prices for our common stock as reported by the Nasdaq National Market, as retroactively adjusted for our 2-for-1 common stock split effectuated as a 100% stock dividend on March 8, 2000:

                                                                Price Range of
                                                                 Common Stock
                                                               ---------------
                                                                 High     Low
Year Ended December 31, 1999:
Fourth Quarter (since November 3, 1999)....................... $ 43.53  $10.75
Year Ending December 31, 2000:
First Quarter (through March 28, 2000)........................ $ 60.88  $27.00

   We currently intend to retain future earnings, if any, to finance our growth. We have not paid any cash dividends since January 1, 1996 and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions in financing agreements and plans for expansion.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth selected consolidated financial data for the five years in the period ended December 31, 1999. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. The historical results presented herein are not necessarily indicative of future results.

                                            Year Ended December 31,
                                    -------------------------------------------
                                      1999     1998     1997     1996     1995
                                        (In thousands, except share and per
State of Operations Data:                                       share data)

Revenue:
 Performance marketing services...  $  5,329  $ 1,319  $   216  $   --   $  --
 Other............................       --         8       60      196     481
                                    --------  -------  -------  -------  ------

  Total revenue...................     5,329    1,327      276      196     481
                                    --------  -------  -------  -------  ------

Operating expenses:
 Cost of revenue..................       845      424      273      --      --
 Sales and marketing (exclusive of
  equity related compensation of
  $0, $0, $0, $56 and $525 in
  1995, 1996, 1997, 1998 and 1999,
  respectively) ..................     9,329    1,154      180      398      49
 Client services (exclusive of
  equity related compensation of
  $0, $0, $0, $15 and $238 for
  1995, 1996, 1997, 1998 and 1999,
  respectively....................     3,474      300      --       --      --
 Development and engineering
  (exclusive of equity related
  compensation of $0, $0, $0,
  $1,865 and $146 in 1995, 1996,
  1997, 1998 and 1999,
  respectively)...................     4,767      728      426      505     274
 General and administrative
  (exclusive of equity related
  compensation of $0, $0, $0, $450
  and $1,033 in 1995, 1996, 1997,
  1998 and 1999, respectively)....     2,825      875      332      558     115
 Equity related compensation......     1,941    2,385      --       --      --
 Amortization of goodwill and
  intangible assets...............       --       --       --       --      --
                                    --------  -------  -------  -------  ------
  Total operating expenses........    23,181    5,866    1,211    1,461     438
                                    --------  -------  -------  -------  ------
Operating income (loss)...........   (17,852)  (4,539)    (935)  (1,265)     43
Interest income (expense), net....       348     (224)     (99)     (26)     (4)
Provision for income taxes........       --       --       --       --      --
                                    --------  -------  -------  -------  ------
Net income (loss) before
 extraordinary item...............   (17,504)  (4,763)  (1,034)  (1,291)     39
Extraordinary item--loss on early
 extinguishment of debt...........      (330)     --       --       --      --
                                    --------  -------  -------  -------  ------
Net loss..........................   (17,834)  (4,763)  (1,034)  (1,291)     39

Accretion of preferred stock to
 redemption value.................    (1,517)    (130)     --       --      --
                                    --------  -------  -------  -------  ------
Net income (loss) attributable to
 common stockholders..............  $(19,351) $(4,893) $(1,034) $(1,291) $   39
                                    ========  =======  =======  =======  ======



Basic and diluted net income
 (loss) per share.................  $  (1.02) $ (0.31) $ (0.04) $ (0.07) $ 0.01

Shares used in computing basic and
 diluted net income (loss) per
 share............................    18,951   16,018   27,139   19,544   3,522

Unaudited supplemental basic and
 diluted net loss per share.......  $  (0.50) $ (0.24)

Shares used in computing
 supplemental basic and diluted
 net loss per share...............    35,713   19,640

Pro forma loss per share from
 continuing operations............

Shares used in computing unaudited
 pro forma loss per share.........

                                                  As of December 31,
                                         ---------------------------------------
                                         1995  1996     1997     1998     1999
Balance Sheet Data:
Cash, cash equivalents and marketable
 securities............................  $ 90 $    25  $    76  $ 4,327  $79,692
Working capital (deficit)..............   169    (443)    (502)   3,422   68,580
Total assets...........................   294     140      254    5,971   90,837
Long-term debt, net of current portion.    62     751      333    4,949    2,507
Convertible preferred..................   --      --       --     8,786      --
Total stockholders' equity (deficit)...   168  (1,104)  (1,897)  (9,496)  82,561

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are a leading provider of performance marketing services which enable our customers to promote their products and services in tens of thousands of locations on the Internet and to pay for these promotions based on performance. Our solutions--BFAST and B2BFAST affiliate marketing services, B-INTOUCH e-mail referral services and BFIT advertising services--are designed to increase our customers' online sales or traffic and to decrease their cost of customer acquisition.

   We were originally incorporated in January 1996. Initially we provided customized software development and support services for automating marketing programs. Later in 1996 we began to change our focus to performance marketing services, although we continued to provide customized software and support services on a limited basis through the third quarter of 1998. The financial statements and data for us and two affiliated companies, including the description of our financial condition and results of operations, are set forth on a consolidated basis for all periods presented.

   To date, we have generated our performance marketing services revenue primarily from our BFAST affiliate marketing services. In general, we enter into a standard service agreement that requires our BFAST customers to pay us a one-time integration fee and monthly performance fees, subject to minimum monthly or annual fees. For our online merchants, the performance fees are generally based on either a percentage of the sales generated or on the number of transactions or orders generated by their marketing partners. For our portal customers, the performance fees are generally based on the volume of click-throughs generated by their marketing partners. In addition to the core BFAST service, we also offer related service options, such as affiliate management and affiliate commission payment services, which customers may select on an item-by-item basis for set fees. We also generate revenue through our other performance marketing services--BFIT, a service that tracks the effectiveness of customers' banner ads, launched in the second quarter of 1998, and B-INTOUCH, an e-mail referral service, launched in the third quarter of 1999. Our BFIT customers pay us based on the number of impressions served. Our B-INTOUCH customers typically pay us based on the sales or traffic generated by these promotions.

   We recently initiated a new performance marketing service designed for online businesses that sell goods and services to other businesses. Our B2BFAST services enable businesses to market their products and services in a similar manner as our BFAST services. We are seeking to develop additional performance marketing services and plan to expand our service offerings in 2000 to include personalization services as a result of our recent acquisition of TriVida.

   We have incurred significant net losses and negative cash flows from operations since the commencement of our performance marketing business, and as of December 31, 1999, we had an accumulated deficit of approximately $25.0 million. We had net losses of approximately $19.4 and $4.8 million for the years ended December 31, 1999 and 1998, respectively. These losses have been funded primarily through the issuance of preferred stock, borrowings and more recently, our initial public offering of common stock. Through our initial public offering on November 3, 1999, an additional $70.6 million of funds were raised, net of issuance costs. We intend to continue to invest in our technology and infrastructure, including investment in our existing data center as well as the development of new data centers. We intend to increase our expenditures relating to sales and marketing and product development activities, invest in additional development and productization of the personalization technology recently acquired, and expand our operations internationally. As a result, we believe that we will continue to incur operating losses and negative cash flow from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels.

   On February 29, 2000, we acquired TriVida in exchange for 2,933,276 shares of our common stock. In addition, we assumed options to purchase 566,592 shares of our common stock. We have estimated the purchase price to be approximately $165.0 million which will be allocated to approximately $1.4 million of tangible assets and approximately $163.4 million to intangible assets. We expect to amortize intangible assets over three years which will result in amortization expense of approximately $54.5 million per year. The allocation of the purchase price to tangible and intangible assets, as well as the related amortization expense, is based on preliminary estimates and may change materially as a result of the completion of our evaluation of the fair market value of the net assets acquired. We may also incur additional expenses related to the integration of TriVida, which may include employee severance and other restructuring charges, in the first half of 2000.

   TriVida's revenue and net loss were $0 and $6.2 million, respectively, for the twelve months ended December 31, 1999. Our expenses may increase with additional investments to develop personalization services.

Results of Operations

   The following table sets forth consolidated statement of operations data as a percentage of total revenue for the periods indicated. The historical results are not necessarily indicative of results to be expected for any future period.

                                                   Year Ended December 31,
                                                   ---------------------------
                                                    1999      1998      1997
Revenue:
  Performance marketing services..................     100 %      99 %      78 %
  Other...........................................     --          1        22
                                                   -------   -------   -------
    Total revenue.................................     100       100       100
Operating expenses:
  Cost of revenue.................................      16        32        99
  Sales and marketing.............................     175        87        65
  Client services ................................      65        22       --
  Development and engineering.....................      89        55       154
  General and administrative......................      54        66       120
  Equity related compensation.....................      36       180       --
                                                   -------   -------   -------
    Total operating expenses......................     435       442       438
Operating loss....................................    (335)     (342)     (338)
Interest income (expense), net....................       7       (17)      (36)
                                                   -------   -------   -------
Net loss before extraordinary item................    (328)%    (359)%    (374)%
                                                   =======   =======   =======

Revenue

   Through December 31, 1999, performance marketing services revenue has included BFAST integration fees and monthly service fees for BFAST, BFIT and B-INTOUCH. Other revenue reflects customized software development and support services. We no longer offered these services after September 30, 1998.

   Revenue from performance marketing services was first recognized in 1997 and increased to $1.3 million in 1998 from $216,000 in 1997 as a result of increased customer activity. Revenue from performance marketing services increased to $5.3 million in 1999 as a result of initiating service for 145 additional customers in 1999, as well as increased customer activity. Other revenue declined to $8,000 in 1998 from $60,000 in 1997 when the final support contract for customized software development and support expired.

Cost of Revenue

   Cost of revenue consists of expenses related to the operation of our data interchange. These expenses primarily include depreciation and operating lease expense for systems and storage equipment, costs for a third-party data center facility and costs for Internet connectivity to our customers and their marketing partners.

   Cost of revenue increased to from $273,000 in 1997 to $424,000 in 1998 as we expanded our server and storage equipment and moved this equipment to a third-party facility. Cost of revenue increased to $845,000 in 1999, as a result of increased depreciation and amortization reflecting higher investment in equipment. In order to maintain targeted service levels and establish additional data centers for redundancy and expansion, we will be required to add equipment in advance of anticipated future growth and this growth may not materialize as expected. Cost of revenue as a percentage of total revenue may increase in the future as we establish new data centers and add additional equipment to support anticipated future growth.

Sales and Marketing Expenses

   Sales and marketing expenses consist of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

   Sales and marketing expenses increased from $180,000 in 1997 to $1.2 million in 1998 as the result of the establishment of direct sales and internal telesales groups and the use of third party public relations services. Sales and marketing expenses increased $8.2 million to $9.3 million in 1999. Approximately $5.6 million of the increase was due to increased personnel and related expenses primarily resulting from 41 new employees. In addition, $813,000 was spent to establish a recruitment program to assist customers in attracting marketing partners and an increase in general marketing efforts resulted in incremental expenses of approximately $730,000. We expect that sales and marketing expenses will continue to increase in future periods to support expected growth.

Client Services Expenses

   Client services expenses primarily relate to the cost of assisting our customers in managing their relationships with marketing partners, as well as providing marketing integration, training and technical support to our customers. These services are designed to increase the success of our customer's performance marketing sales channels and their overall satisfaction with our services by providing best practices techniques, channel analysis, training and technical assistance. We also provide similar services to our customers' affiliates on an optional basis for additional fees.

   Client services expenses increased from $0 in 1997 to $300,000 in 1998 as we began to develop a service function to provide support services for our growing customer base and the number of customers began to increase. Client services expense increased to $3.5 million in 1999 as a result of adding 38 new employees to the client services group. We expect that client services expenses will increase in the future to support anticipated growth.

Development and Engineering Expenses

   Development and engineering expenses primarily include payroll and related costs for our product development and engineering groups and depreciation related to equipment used for development purposes. The product development group designs and develops the underlying technologies for our services and the engineering group develops and manages the infrastructure necessary to support our services. Prior to 1998, development and engineering expenses also included the expenses related to customized software development and support services.

   Development and engineering expenses increased from $426,000 in 1997 to $728,000 in 1998 as a result of an increase in product development and engineering personnel. Development and engineering expenses increased to $4.8 million in 1999, primarily due to personnel and related cost increases of $3.1 million from the addition of new employees and an increase of $451,000 in computer supplies and maintenance costs relating to additional equipment purchases. We expect to continue to invest in development and engineering to support anticipated growth.

General and Administrative Expenses

   General and administrative expenses principally consist of payroll and related costs and professional fees related to our general management, finance and human resource functions. Facility and related costs are allocated to sales and marketing, development and engineering and general and administrative expenses based upon the relative number of employees in each area.

   General and administrative expenses increased from $332,000 in 1997 to $875,000 in 1998 as a result of $218,000 of professional fees related to financing efforts and $277,000 of increased personnel and related costs resulting from the addition of a new executive management team. General and administrative expenses increased to $2.8 million in 1999 as a result of a $1.1 million increase in personnel costs, including the addition of 14 new employees, and a $452,000 professional service fee increase relating to legal and investor relations fees associated with being a public company. We expect that general and administrative expenses will increase in the future to support anticipated growth.

Equity Related Compensation Expenses

   Equity related compensation expenses are non-cash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses also include the fair value of options granted to consultants as of the date of grant, as determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion 25 and Statement of Financial Accounting Standards 123. We did not incur any equity related compensation expenses in 1997. Equity related compensation expenses were $2.4 million in 1998 and $1.9 million in 1999. We expect to recognize additional equity related compensation expenses of at least $475,000 per quarter through the end of 2002 as a result of issuances of stock and stock options to employees and others with exercise or purchase prices subsequently determined to be below the fair market value at the dates of grant or award for financial reporting purposes. The stock compensation is being expensed over the vesting period of the applicable stock awards or options.

Interest Income (Expense), net

   Interest income (expense), net consists of interest expense on our borrowings, partially offset by interest income earned on our cash balances.

   As a result of increased borrowings used to finance the growth of our business, interest expense, net increased from $99,000 in 1997 to $224,000 in 1998. Net interest income of $348,000 in 1999 resulted from $1.3 million of interest income from the investment of a portion of the proceeds from our initial public offering, partially offset by interest expense of $945,000 relating to debt obligations.

Extraordinary Item

   The balance of deferred financing costs associated with a $5.0 million subordinated debt financing resulted in an extraordinary loss of $330,000 upon the early extinguishment of the debt in 1999.

Liquidity and Capital Resources

   We have financed our operations primarily through the sale of equity securities and borrowings. Net proceeds from financing activities from January 1, 1998 through December 31, 1999 included:

  . approximately $10.4 million received upon the sale of Series A preferred stock and warrants to purchase shares of common stock in August and September 1998;

  . approximately $24.9 million received upon the sale of Series B preferred stock in March 1999;

  . approximately $8.4 million in borrowings under various credit facilities and capital lease agreements, of which $5.0 million was repaid in November 1999 with a portion of the proceeds of our initial public offering; and

  . approximately $70.6 million in proceeds from our initial public offering, net of issuance costs.

   Cash used in operating activities was $2.4 million in 1998 and $13 million in 1999. Cash used in operating activities during 1998 resulted from net losses and deposits of $384,000 required primarily for our new offices and related expenditures. These amounts were partially offset by an increase of $345,000 of accounts payable and accrued expenses. In 1999, cash used in operating activities resulted from net losses of $17.8 million, an increase in accounts receivable of $1.3 million and an increase of $880,000 in prepaid expenses primarily relating to sales commissions and payments under annual hardware and software maintenance contracts. These amounts were partially offset by an increase of $821,000 in deferred revenue and by an increase of $2.8 million of accounts payable and accrued expenses.

   Cash used in investing activities was $610,000 and $25.5 million in 1998 and 1999, respectively. Our investing activities included capital expenditures totaling $610,000 and $4.9 million in 1998 and 1999, respectively. These capital expenditures were incurred primarily to acquire computer hardware and software for our operations and our internal use. We expect that as our customer base and employee base grow and as we expand the number and capacity of our data centers, we will require additional computer hardware and software and our related capital expenditures will increase significantly. Investments in marketable securities totaled $0 in 1998 and $20.7 million in 1999 as a result of the investment of a portion of the net proceeds from our initial public offering.

   At December 31, 1999 we had $59.0 million in cash and cash equivalents, $20.7 million in marketable securities and $68.6 million in working capital. In addition, we have an agreement for a $2.0 million equipment line of credit that bears interest at 6.8% per annum and provides for principal payments in monthly installments over a period of four years from the date of each borrowing. The credit agreement prohibits us from paying cash dividends or from engaging in a merger or sale involving substantially all our assets or stock without prior lender consent. It also contains customary provisions regarding the maintenance of collateral, insurance and the provision of financial data to the lender. At December 31, 1999 we had borrowed substantially all of the amounts available under this line of credit.

   We believe that the net proceeds of this offering, together with cash on hand, cash equivalents and borrowings, will be sufficient to meet our debt service, operating and capital requirements for at least the next 12 months. After that, we may need to raise additional funds. We may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us.

Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, the date code field needs to be expanded to 4 digits. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations resulting in disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. Although the transition from 1999 to 2000 has passed and we are not aware of any Year 2000 problems with our services, our internal systems or our customers or their affiliates, it is possible that Year 2000 problems could be discerned in the future.

   Our proprietary software has been developed to be Year 2000 compliant since its first version. Our services also rely on technology provided by third parties, such as Oracle-based databases, Sun Microsystems servers, and high-capacity Internet connections through Exodus Communications. We have reviewed the public written statements of Oracle, Sun Microsystems, and PowerSoft regarding Year 2000 compliance and are using versions of their products that they state will operate properly in the new millennium. Based on our review of the public written statements of Exodus Communications regarding its Year 2000 compliance, we have no reason to believe that our Internet connections through Exodus will fail to operate properly in the new millennium. We have tested elements of our system to ascertain the Year 2000 compliance of our services and believe that they are Year 2000 compliant. Despite testing and investigation by us, our systems and underlying software and protocols running our services may contain errors or defects associated with Year 2000 date functions. Our customers and vendors may also experience Year 2000 problems that could affect our business. We are unable to predict to what extent our business may be affected if our systems experience a material Year 2000 failure or if our customers or their affiliates experience Year 2000 problems. Failure of our current service offerings to operate properly in the Year 2000 and beyond could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could have a material adverse effect on our business, operating results and financial condition.

   We depend on the uninterrupted availability of the Internet infrastructure to conduct our business. We also rely on the continued operations of our customers, in particular their e-commerce sites where commercial transactions are performed, and our customers' marketing partners, in particular the affiliate sites and e-mail systems that host and distribute promotions, for our revenue. We are thus dependent upon the success of the Year 2000 compliance efforts of the service providers that support the Internet and the Year 2000 compliance efforts of our customers. Interruptions in the Internet infrastructure affecting us, our customers or their marketing partners, or the failure of the Year 2000 compliance efforts of one or more of our customers or their marketing partners, could have a material adverse effect on our business, results of operations and financial condition. Further, the marketing initiatives pursued by our prospective customers could be affected by Year 2000 issues as companies expend significant resources to correct their current systems for the year 2000. These expenditures may result in reduced funds available for Internet advertising. This could materially and adversely affect our business, results of operations and financial condition.

   We have not reviewed our non-information technology systems for Year 2000 issues relating to embedded microprocessors and do not expect to conduct a formal review. We have not contacted our customers to inquire of their Year 2000 compliance status and do not expect to do so. Because our online merchant and portal customers operate computer-based businesses, we believe that they are likely to have taken or will take all necessary steps to ensure that their businesses will continue to function properly in the new millennium without any material interruption.

   Because our internal information systems, such as our payroll and accounting systems, utilize relatively new equipment and mostly new standard software applications, we believe that these internal information systems are currently Year 2000 compliant.

   The total cost of our Year 2000 compliance activities was not material to our business, results of operations and financial conditions. While we believe that we have completed our Year 2000 readiness process, we cannot assure you that we have identified and remedied all significant Year 2000 problems, that we will not incur significant additional time and expense or that such problems will not harm our business.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly do not believe that the adoption of the SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of FASB Statement No. 133," in fiscal year 2001.

   On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. Any changes in accounting and disclosures relating to SAB 101 must be reported no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. We are in the process of evaluating the impact of this bulletin on our financial statements.

Factors That May Affect Future Results

   Be Free operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of the risks which may affect future operating results.

Our limited operating history makes the evaluation of our business and prospects difficult

   We introduced our first performance marketing services and recorded our first revenue from these services in the third quarter of 1997. Accordingly, you have limited information about our company with which to evaluate our business, strategies and performance and an investment in our common stock. Before buying our common stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose business depends on the Internet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We have a history of losses and expect future losses

   Our accumulated deficit as of December 31, 1999 was $25.0 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. As a result of our acquisition of TriVida, we currently expect to record amortization expenses of approximately $54.0 million per year during the next three years and additional expenses related to the integration of TriVida, which may include employee severance and other restructuring charges, in the first-half of 2000. These estimates are preliminary and may change materially as a result of the completion of our evaluation of the fair market value of the net assets acquired. We may incur additional expenses related to our acquisition of TriVida. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. To support our current and future lines of business, we plan to invest in our technology and infrastructure, including an expansion of our existing data center and the opening of new data centers. We also intend to increase our expenditures relating to sales and marketing and product development activities. The timing of our investments and expansion could cause material fluctuations in our results of operations. We also plan to purchase additional capital equipment, which will result in additional depreciation expense. Our losses will increase in the future, in part because of the amortization of intangible assets, and we may not be able to achieve or sustain profitability. We will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If the Internet fails to grow as an advertising, marketing and sales medium, our future revenue and business prospects would be materially and adversely affected

   Our future revenue and business prospects depend in part on a significant increase in the use of the Internet as an advertising, marketing and sales medium. Internet advertising and marketing is new and rapidly evolving, and it cannot yet be compared with traditional advertising media or marketing programs to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising and marketing solutions are uncertain. Further, the Internet is still emerging as a significant channel for selling goods and services to consumers. Our business and prospects will be materially and adversely affected if the Internet does not become accepted as an advertising and marketing medium or if consumers do not increasingly purchase goods and services online. The adoption of Internet advertising and marketing services, particularly by entities that have historically relied upon more traditional methods, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising and marketing to be less effective for meeting their business needs than other methods of advertising and marketing.

Because our business model is new and unproven, we do not know if we will generate significant revenue on a sustained basis or achieve profitability

   Substantially all of our revenue is derived from a new business model. Our revenue depends on whether the online marketing that we facilitate generates sales or traffic for our customers. In contrast, others earn fees based merely on placing online advertisements for customers. Our customers' marketing partners may not generate substantial volumes of sales or traffic for our customers. Similarly, our customers' product and service offerings may not be sufficient to attract or retain their marketing partners. In these situations, we may lose revenue and, ultimately, customers. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, results of operations and financial condition will be materially and adversely affected.

Most of our revenue is derived from a small number of customers. If we lose any of these major customers, our revenue could dramatically decline

   We derive a substantial portion of our revenue from a small number of customers. Our largest customer, barnesandnoble.com, represented 78%, 73% and 20% of our revenue in 1997, 1998 and 1999, respectively. In 1999, GeoCities, a subsidiary of Yahoo! Inc., accounted for 13% of our revenue. Our revenue would be materially and adversely affected by the loss of either of these customers, any significant reduction in net revenue generated from these customers or any system or other disruptions related to these customers or their significant marketing partners. Our contract with barnesandnoble.com expires in January 2001. Our contract with GeoCities expires in January 2002. GeoCities has the right to terminate its contract prior to the expiration of its term by giving us notice and paying a penalty. These contracts provide that either party may terminate upon a material breach. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B to the Consolidated Financial Statements.

System disruptions and failures may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation and business

   The continued and uninterrupted performance of the computer systems used by us, our customers and their marketing partners is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. These failures could affect our ability to deliver and track promotions quickly and accurately to the targeted audience and deliver reports to our customers and their marketing partners. Sustained or repeated system failures would reduce the attractiveness of our services significantly. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. In addition, interruptions in our services could result from the failure of telecommunications providers to provide the necessary data communications capacity in the time required. Our critical computer hardware and software is housed at Exodus Communications, Inc., a third party provider of Internet hosting and communication services located in the Harborside, New Jersey area. Any system failure by us or Exodus, or any of the above factors affecting the Harborside, New Jersey area specifically, would have a material adverse effect on our business. Further, despite our efforts to implement network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. We do not carry enough business interruption insurance to compensate for any significant losses that may occur as a result of any of these events.

   We have experienced systems outages in the past, during which we were unable to route transactions to our customers from their marketing partners or provide reports. We expect to experience additional outages in the future. To date, these outages have not had a material adverse effect on us. However, in the future, a prolonged outage or frequent outages could cause harm to our reputation and could cause our customers or their marketing partners to make claims against us for damages allegedly resulting from an outage. The expansion of our existing data center and the opening of additional data centers may not eliminate systems outages or prevent the loss of sales when system outages occur. Any damage or failure that interrupts or delays our operations could result in material harm to our business and expose us to material liabilities. See "Business--Technology Infrastructure."

Intense competition in our markets may reduce the number of our customers and the pricing of our services

   We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We compete against larger companies with respect to our BFIT services, the banner ad serving portion of our business. We compete more broadly against similar sized, private companies. We face competition in the overall performance marketing solutions market, as well as in the affiliate sales channel and banner advertising delivery segments of the Internet advertising and marketing markets. In addition, we have recently entered the online e-mail referral services market and expect to face competition in this market. We have experienced and expect to continue to experience increased competition from current and potential competitors. We believe our principal competitors are privately held Commission Junction and LinkShare. See "Business--Competition."

   Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software or services, including operating systems and Internet browsers, in a manner that may discourage users from purchasing services offered by us. Also, many current and potential competitors have greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

Some online merchants and portals may regard information about their online sales and traffic that result from their marketing partners to be too sensitive to share with anyone outside their company, including Be Free. If this view became widespread, our business and prospects would be materially and adversely affected.

   Our performance marketing services require our customers to permit us access to their catalog, transactional and fulfillment systems, so we can track, store and analyze the sales and traffic that result from their promotions on their marketing partners' Web sites. Some online merchants and portals may regard this information as too important from a business or competitive perspective to share with any third-party, including Be Free. If this view became widespread, businesses might forgo performance marketing services entirely or seek to establish and manage their own performance marketing sales channel using internal resources. This would materially and adversely affect our business and prospects.

Any breach of our system's security measures that results in the release of confidential customer data could cause customer dissatisfaction, customer loss, or both and expose us to lawsuits

   Third parties may attempt to breach our security. If they are successful, they could obtain our customers' or their marketing partners' confidential information, including marketing data, sales data, passwords, and financial account, performance and contact information. A breach of security could materially and adversely affect our reputation, business and prospects. We rely on encryption technology licensed from third parties. Our systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss or theft of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. We may be liable for any breach in our security and any breach could harm our reputation, reduce demand for our services or cause customers to terminate their relationships with us.

If our system produces inaccurate information about the transactions we track, we may experience customer dissatisfaction, customer loss, or both and be exposed to lawsuits

   Software defects or inaccurate data may cause incorrect recording, reporting or display of information about transactions to our customers, their marketing partners or both. Inaccurate information could cause our customers to over-pay or under-pay their marketing partners. As a result, we could be held liable for any damages incurred by our customers or their marketing partners. In addition, we provide an optional payment service for our customers. For a fixed fee, we prepare and distribute checks to a customer's marketing partners in payment of their commissions. These checks are drawn against a Be Free checking account that is funded by the customer prior to release of the checks. Software defects and inaccurate data may cause us to send these checks to the wrong party, in the wrong amounts, or on an untimely basis, any of which could cause liability for us, lead to customer dissatisfaction, or both. Software defects or inaccurate data may also provide us with an inaccurate basis on which to extend, terminate or alter our customer relationships and may lead to customer dissatisfaction. As a result, we could lose customers or mismanage our customer relationships. Our services depend on complex software that we have internally developed or licensed from third parties. Software often contains defects, particularly when first introduced or when new versions are released, which can adversely affect performance or result in inaccurate data. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. In addition, our services depend on our customers and their marketing partners supplying us with data regarding contacts, performance and sales. They may provide us with erroneous or incomplete data.

To be competitive, we must continue to develop new and enhanced services, and our failure to do so may adversely affect our prospects

   Our market is characterized by rapid technological change, frequent new service introductions, changes in customer requirements and evolving industry standards. The introduction of services embodying new technologies and the emergence of new industry standards could render our existing services obsolete. Our revenue growth depends upon our ability to develop and introduce a variety of new services and service enhancements to address the increasingly sophisticated needs of our customers. We have experienced delays in releasing new services and service enhancements and may experience similar delays in the future. To date, these delays have not had a material effect on our business. If we experience material delays in introducing new services and enhancements, customers may forgo purchasing or renewing our services and purchase those of our competitors.

If government regulations and legal uncertainties related to doing business on the Internet cause a decline in e-commerce and Internet advertising and marketing, our business and prospects could be materially and adversely affected

   Laws and regulations directly applicable to Internet communications, commerce and marketing are becoming more prevalent. If any of these laws hinders the growth in use of the Web generally or decreases the acceptance of the Web as a medium of communications, commerce and marketing, our business and prospects may suffer materially. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

The Internet generates privacy concerns which could result in market perceptions or legislation which could harm our business, result in reduced sales of our services, or both

   We gather and maintain anonymous data related to consumer online browsing and buying behavior. When a user first views or clicks on a customer's promotion managed by our system, we create an anonymous profile for that user and we add and change profile attributes based upon that user's behavior on our customer's Web site and its marketing partners' Web sites. Recently, lawsuits have been brought alleging, among other things, that at least one company, which combines information from online and other sources regarding users, has improperly collected and used information concerning Internet users in violation of federal electronics privacy statutes and other privacy laws. The United States Federal Trade Commission has launched an informal inquiry to determine whether that company has engaged in unfair or deceptive practices in collecting and maintaining information concerning Internet users. While we believe the anonymous user profiles that we create do not raise these issues, we may be sued or investigated regarding our practices. Any similar legal actions, whether against us or others, could limit our ability to sell our services or otherwise seriously harm our business.

   Privacy concerns may cause visitors to avoid Web sites that track behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify users that the data captured after visiting Web sites may be used to direct product promotions and advertising to that user. For example, the European Union recently enacted its own privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, results of operations and financial condition could be harmed. To date, these regulations and privacy concerns have not materially restricted the use of our services or our business growth. However, they may limit our ability to utilize the personalization technology that we recently obtained through our acquisition of TriVida or our ability to expand successfully our operations in Europe and abroad.

If a significant number of Internet users use software to block online advertising, our business and prospects could decline materially

   Software programs exist that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by Web users would significantly undermine the commercial viability of Internet advertising and marketing. This development could cause our business and prospects to decline materially.

If we fail to protect our intellectual property rights, our business and prospects could be materially and adversely affected

   We seek to protect our proprietary rights through a combination of patent, copyright, trade secret and trademark law and assignment of invention and confidentiality agreements. The unauthorized reproduction or other misappropriation of our proprietary rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business could be materially and adversely affected. We have also filed applications to register various servicemarks. We cannot assure you that any of our servicemark registrations will be approved.

If we infringe upon the intellectual property rights of others, we could be exposed to significant liability

   We cannot assure you that our patent or any future patents or servicemark registrations we receive will not be successfully challenged by others or invalidated. In addition, we cannot assure you that we do not infringe any intellectual property rights of third parties or that we will be able to prevent misappropriation of our technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Recently, there have been a number of patents granted relating to online commerce, advertising and affiliate sales channels. Further, we believe that an increased number of such patents may be filed in the future. To date, we have not been notified that our technologies infringe the intellectual property rights of third parties, but in the future third parties may claim that we infringe on their past, current or future intellectual property rights. Any such claim brought against us or our customers, whether meritorious or not, could result in loss of revenue, be time-consuming to defend, result in costly litigation, or require us to enter into royalty or licensing agreements. If we were unable to enter into such royalty or licensing agreements, it could result in the significant modification or cessation of our business operations.

If we fail to manage effectively the rapid growth in our operations, our business and prospects will be materially and adversely affected

   We have experienced rapid growth and expansion in our operations that have placed a significant strain on our managerial, operational and financial resources. Many members of our management have only recently joined us. We have grown from 12 employees as of June 30, 1998 to 236 employees as of February 29, 2000, including 34 employees of TriVida, and we expect the number of employees to increase in the future. To compete successfully, we must:

  .  continue to improve our financial and management controls;

  .  enhance our reporting systems and procedures;

  .  continue to scale our performance marketing systems;

  .  expand, train and manage our work force;

  .  integrate new customers effectively; and

  .  expand our sales, marketing and customer support departments.

We may not achieve the expected benefits of our acquisition of TriVida

   In February 2000, we acquired TriVida, a provider of personalization services to online merchants and content sites. To date, TriVida has not released commercial products. Our failure to successfully address the challenges associated with this acquisition, including the further development and integration of these services with our existing services, could have a material adverse affect on our ability to market services based on these personalization technologies. We plan to devote significant resources to the development of personalization services. If we are unable to successfully develop and market personalization services, we may not achieve enhanced revenue and other anticipated benefits from the TriVida acquisition.

   The success of this acquisition will depend on:

  . the acceptance of personalization services in online marketing among merchants, their affiliates and Internet users;

  .  successfully integrating and managing TriVida's operations with ours;

  .  retaining the software developers and other key employees of TriVida;

  .  developing, integrating and marketing personalization services; and

  . controlling costs and expenses, as well as the demands on our management associated with the TriVida acquisition.

   Our failure to successfully address these factors may have a material adverse effect on our financial condition and could result in a decline in our common stock price.

If we fail to attract and retain key personnel, our business will be materially and adversely affected

   We depend on the continued services of our key technical, sales and senior management personnel, including our President and Chief Executive Officer, Gordon B. Hoffstein. Any officer or employee can terminate his or her relationship with us at any time. Our future business also depends on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for these personnel is intense, and we may not be able to attract and retain them.

If our services are disrupted by undetected Year 2000 compliance issues, our business would be materially and adversely affected and we could be exposed to material liabilities from lawsuits against us

   Our business may suffer as a result of defects related to Year 2000 compliance issues that have not yet been detected. We have not had any independent verification of our Year 2000 compliance efforts. We have not procured any Year 2000 specific insurance or made any contingency plans to address any undetected Year 2000 risks.

   We depend on the uninterrupted availability of the Internet infrastructure to conduct our business. We also rely on the continued operations of our customers, in particular their online commerce sites where commercial transactions are performed, and our customers' marketing partners, in particular the Web sites and e-mail systems that host and distribute promotions, for our revenue. We are thus dependent upon the success of the Year 2000 compliance efforts of the service providers that support the Internet, our customers and their marketing partners. Interruptions in the Internet infrastructure affecting us, our customers or their marketing partners, or the failure of the Year 2000 compliance efforts of one or more of our customers or their marketing partners, could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

We depend on a limited number of hardware and software vendors for essential products. If we were unable to purchase or license these essential products on acceptable terms or if we had to obtain substitutes for these essential products from different vendors, we might suffer a loss of revenue due to business interruption and might incur higher operating costs.

   We buy and lease hardware, including our servers and storage arrays from Sun Microsystems and EMC Corporation. We also license software, including our servers' operating systems, Web server technology, database technology, graphical user interface technology and encryption technology, primarily from Sun Microsystems, Oracle Corporation and PowerSoft. If these vendors changed the terms of our license arrangements with them so that it would be uneconomical to purchase our essential products from them, or if they were unable or unwilling to supply us with a sufficient quantity of properly functioning products, our business could be materially and adversely affected due to:

  . business interruption caused by any delay in product and service development until equivalent technology can be identified; and

  .  the cost of integrating new technology.

We may be exposed to liability for information displayed on our customers' Web sites or within their marketing partners' Web sites or e-mail messages

   Because the provision of our services requires us to provide a connection to the Web sites of our customers and their marketing partners, we may be perceived as being associated with the content of these Web sites. We do not and cannot screen all of the content generated by our customers and their marketing partners. As a result, we may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the materials displayed on our customers' sites and on their marketing partners' sites and e-mail messages. For example, if one of our customers is sued for posting information on its Web site that is alleged to be defamatory, we may also be named as a defendant in that legal action based solely on our limited association with that customer's Web site. As a result, we could be involved in legal proceedings and disputes that are costly to resolve, regardless of their lack of merit. We may also suffer a loss of customers or reputational harm based on this information or resulting from our involvement in these legal proceedings. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

   Our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our reputation and our business and operating results, or could result in the imposition of criminal penalties.

30We expect our operating results to fluctuate and the price of our common stock could fall if quarterly results are lower than the expectations of securities analysts or stockholders

   We believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance. If our quarterly operating results fall below the expectations of securities analysts or stockholders, however, the price of our common stock could fall. We have experienced significant fluctuation in our quarterly operating results and may continue to experience significant fluctuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Consolidated Quarterly Results of Operations" for a discussion of the factors causing fluctuation of quarterly operating results.

We may be unable to fund our operating and capital requirements and service our debt satisfactorily

   We expect the net proceeds from our public offerings, our current cash, cash equivalents and marketable securities and borrowings to meet our operating and capital requirements and service our debt for at least the next 12 months. After that, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds when needed, on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This could seriously harm our business, results of operations and financial condition.

   We plan to devote substantial resources to expanding our existing data center and establishing additional data centers in 2000. In addition, we expect to make significant investments in sales and marketing and the development of new services as part of our business strategy. The failure to generate sufficient cash from operations or to raise sufficient funds to finance this growth could require us to delay or abandon some or all of our plans or otherwise forgo market opportunities. This could make it difficult for us to respond to competitive pressures.

If we are not able to overcome the challenges of our planned international expansion, our revenue and our prospects for profitability may be materially and adversely affected

   We are expanding, and plan to continue to expand, our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our services and in marketing, selling and distributing our services internationally. We provide performance marketing services for an existing customer in Europe and we intend to offer our services in additional European countries. We may also offer our services in Japan. Our success in these markets will depend on the success of our customers in these countries.

   International operations are subject to other inherent risks, including:

  .  the impact of recessions in economies outside the United States;

  .  changes in regulatory requirements;

  .  potentially adverse tax consequences;

  .  difficulties and costs of staffing and managing foreign operations;

  .  political and economic instability;

  .  compliance with foreign regulations regarding Internet privacy concerns;

  .  fluctuations in currency exchange rates; and

  . seasonal reductions in business activity during the summer months in Europe and some other parts of the world.

We depend on the continued viability of the Internet infrastructure

   Our business depends upon the development and maintenance of a viable Internet infrastructure. The current Internet infrastructure may be unable to support an increased number of users. The timely development of products such as high-speed modems and communications equipment will be necessary to continue reliable Internet access. Furthermore, the Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages and delays, including those resulting from attempts to disable Web sites, such as through targeted queries for data designed to overwhelm the servers for a Web site, could adversely affect Web sites and our services, e-mail and the level of traffic on the Web sites of our customers and their marketing partners. We also depend upon Internet access providers that provide consumers with access to our services. In the past, users have occasionally experienced difficulties due to system failures unrelated to our systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, results of operations and financial condition. Finally, the effectiveness of the Internet may decline due to delays in the development or adoption of new standards and protocols designed to support increased levels of activity. If new standards or protocols are developed, we may be required to incur substantial expenditures to adapt our products.

Our existing stockholders will be able to control all matters requiring stockholder approval and could delay or prevent someone from acquiring or merging with us on terms favored by a majority of our independent stockholders

   Our executive officers and directors and their affiliates beneficially own a majority of our outstanding common stock. As a result, these stockholders will be able to exercise control over the company's operations and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent a third party from acquiring or merging with us.

If we issue more equity securities in the future, your influence over corporate matters that require stockholder approval may be diluted

   If we raise additional capital by selling more equity securities, your percentage ownership may decrease and any additional equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. As a result, your ability to influence corporate matters that require stockholder approval may be reduced.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company

   Some provisions of our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable, which could reduce the market price of our common stock. These provisions include:

  . authorizing the issuance of blank check preferred stock or additional shares of common stock;

  . providing for a classified board of directors with staggered, three-year terms;

  . providing that directors may only be removed for cause by a two-thirds vote of stockholders;

  .  limiting the persons who may call special meetings of stockholders;

  .  prohibiting stockholder action by written consent; and

  . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

   Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

   We do not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of two years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Index to Financial Statements which appear on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers, and their respective ages and positions as of February 29, 2000, are set forth below:

Name                     Age                           Position
Gordon B. Hoffstein.....  47 President, Chief Executive Officer and Chairman of the
                             Board of Directors
Samuel P. Gerace, Jr....  36 Executive Vice President, Research & Technology and Director
Thomas A. Gerace........  29 Executive Vice President, Business Development
Stephen M. Joseph.......  41 Chief Financial Officer and Treasurer
Ellen M. Brezniak.......  41 Vice President, Product Marketing
W. Blair Heavey.........  37 Vice President, Sales
Steven D. Pike..........  46 Vice President, Client Services
Patricia L. Travaline...  43 Vice President, Marketing Communications

   Gordon B. Hoffstein has been our Chief Executive Officer and a director since August 1998, and was elected Chairman of the Board of Directors in January 2000. From October 1991 to April 1997, he was a co-founder and the Chief Executive Officer of PCs Compleat, Inc., a direct marketer of PCs and related products now known as CompUSA Direct. From February 1991 to June 1991, he was Chief Executive Officer of Edsun Laboratories, a semiconductor designer. He was a co-founder and the Chief Executive Officer of Microamerica, Inc., a distributor of computer hardware and software products, from November 1979 to May 1990. He currently serves as a director of various private companies. Mr. Hoffstein earned a B.S. from the University of Massachusetts and an M.B.A. from Babson College.

   Samuel P. Gerace, Jr. has been our Executive Vice President, Research & Technology and a director since August 1998. He was a founder of and has been involved in managing our business since the inception of one of our affiliated companies in September 1985. Mr. Gerace holds an A.B. from Harvard College. Samuel P. Gerace, Jr. is the brother of Thomas A. Gerace.

   Thomas A. Gerace has been our Executive Vice President, Business Development since August 1998. He was a founder of and has been involved in managing our business since inception. Previously, he served as a research analyst for Harvard Business School. During his time at Harvard Business School, he also served as a consultant for the Technology for Effective Cooperation Network, a non-profit organization, and Welty-Leger Corporation, a distribution and warehouse software provider. Mr. Gerace received an A.B. from Harvard College. Thomas A. Gerace is the brother of Samuel P. Gerace, Jr.

   Stephen M. Joseph has been our Chief Financial Officer since August 1998. From October 1991 to December 1997, he served as Chief Financial Officer of PCs Compleat, Inc. From March 1991 to June 1991, he was Chief Financial Officer of Edsun Laboratories. Prior to that time, he held various financial positions in private companies and Ingersoll-Rand Company, a machinery and equipment manufacturer. Mr. Joseph earned a B.S. from Bentley College.

   Ellen M. Brezniak has been our Vice President, Product Marketing since November 1998. From October 1996 until joining us, she was Vice President, Business-To-Business Operating Unit at Open Market, Inc. From March 1994 until September 1996, she was Director, Product Marketing and Planning with Progress Software Corporation, a supplier of application development and management technology. Prior to that time, she held various marketing positions at Cognos, Inc., which offers application development software and EIS tools, and software database companies such as Sybase, Inc. and Oracle Corporation. Ms. Brezniak holds a B.S. from Rensselaer Polytechnic Institute.

   W. Blair Heavey has been our Vice President, Sales since October 1998. From April 1995 until joining us, he held sales positions at Open Market, Inc., an Internet software developer, including Director of Sales and Director, Strategic Channel Sales. From March 1989 until March 1995, he held several sales and marketing positions at Hewlett-Packard Corporation, a manufacturer of measurement, computation and communications systems and equipment. Mr. Heavey received a B.A. from Boston College and an M.B.A. from Babson College.

   Steven D. Pike has been our Vice President, Client Services since April 1999. From July 1998 until joining us, he served as Vice President, Customer Services at Internet Commerce Services, Inc., a commerce service provider. From September 1995 to June 1998, he held the position of Director of Technical Services at Open Market, Inc. From January 1995 to September 1995, he held the position of Manager, Product & Program Management at Progress Software Corporation and from September 1992 to January 1995 he was Manager, Product Support and Business Management at Bay Networks, a manufacturer of data networking products. Mr. Pike holds a B.S. from Franklin Pierce College.

   Patricia L. Travaline has been our Vice President, Marketing Communications since October 1998. From January 1992 to February 1998, she served in positions at PCs Compleat, Inc. including Director of Marketing Communications and Director, Extended Services Development. From December 1985 to September 1991, she held positions at the public relations firm of Sharon Merrill Associates, including Vice President, Investor Relations. Ms. Travaline earned a B.A. from the University of Denver and an M.B.A. from Simmons College.

   The information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

   The information under "Compensation and Other Information Concerning Directors and Officers" from Definitive Proxy Statement, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information under "Securities Ownership of Certain Beneficial Owners and Management" from Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K

   Financial Statements and Schedules. See index to Financial Statements and Schedules, which appear on page F-1 hereof.

   Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.

   Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                         BE FREE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           No.
                                                                           ----
Financial Statements:
  Report of Independent Accountants....................................... F-2
  Consolidated Balance Sheets at December 31, 1999 and 1998............... F-3
  Consolidated Statements of Operations for the years ended December 31,
   1999, 1998 and 1997.................................................... F-4
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999................................. F-5
  Notes to Consolidated Financial Statements.............................. F-6

                               SCHEDULES OMITTED

   Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Be Free, Inc. and Subsidiaries:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Be Free, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2000, except for Footnote N
which is dated March 8, 2000

                         BE FREE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $ 58,975,906  $ 4,327,090
 Marketable securities..............................    12,761,659          --
 Accounts receivable, net of allowances of $96,607
  and $14,000 at December 31, 1999 and 1998,
  respectively......................................     1,328,406      118,955
 Prepaid expenses...................................     1,012,791      144,517
 Other current assets...............................       269,526       23,222
                                                      ------------  -----------
  Total current assets..............................    74,348,288    4,613,784
Marketable securities...............................     7,954,400          --
Property and equipment, net (Note E)................     7,966,868      961,702
Deposits............................................       340,012      384,991
Other assets........................................       227,276       10,359
                                                      ------------  -----------
  Total assets......................................  $ 90,836,844  $ 5,970,836
                                                      ============  ===========
       LIABILITIES, CONVERTIBLE PARTICIPATING
      PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                      (DEFICIT)
Current liabilities:
 Accounts payable...................................       966,592      533,524
 Accrued expenses...................................     2,916,569      349,725
 Deferred revenue...................................       942,537      121,667
 Current portion of long-term debt..................       942,770      187,139
                                                      ------------  -----------
  Total current liabilities.........................     5,768,468    1,192,055
Long-term debt, net of current portion..............     2,507,357    4,949,198
                                                      ------------  -----------
  Total liabilities.................................     8,275,825    6,141,253
Commitments and contingencies (Note H)
Series A Convertible Participating Preferred Stock;
 $0.01 par value; 0 and 11,300,000 shares authorized
 at December 31, 1999 and 1998, respectively; 0 and
 10,600,000 shares issued and outstanding at
 December 31, 1999 and 1998, respectively ..........           --     8,785,981
Series A Convertible Participating Preferred Stock
 Warrants ..........................................           --       540,000
Stockholders' equity (deficit) (Note I):
 Common stock, $0.01 par value; 75,000,000 and
  27,500,000 shares authorized at December 31, 1999
  and 1998 respectively; 56,176,498 and 19,500,000
  shares issued at December 31, 1999 and 1998,
  respectively......................................       561,765      195,000
 Additional paid-in capital.........................   113,273,840    5,505,050
 Unearned compensation..............................    (6,001,938)  (5,549,096)
 Stockholders' notes receivable.....................      (208,072)    (779,558)
 Accumulated other comprehensive loss...............       (10,818)         --
 Accumulated deficit................................   (25,017,011)  (7,182,599)
                                                      ------------  -----------
                                                        82,597,766   (7,811,203)
 Treasury stock, at cost (244,996 and 1,685,195
  shares at December 31, 1999 and 1998,
  respectively).....................................       (36,747)  (1,685,195)
                                                      ------------  -----------
 Total stockholders' equity (deficit)...............    82,561,019   (9,496,398)
                                                      ------------  -----------
  Total liabilities, convertible participating
   preferred stock and stockholders' equity
   (deficit)........................................  $ 90,836,844  $ 5,970,836
                                                      ============  ===========

    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                        --------------------------------------
                                            1999         1998         1997
Revenue:
 Performance marketing services........ $  5,328,675  $ 1,319,183  $   216,286
 Other ................................          --         7,580       60,424
                                        ------------  -----------  -----------
  Total revenue........................    5,328,675    1,326,763      276,710
                                        ------------  -----------  -----------
Operating expenses:
  Cost of revenue......................      844,838      423,811      272,585
  Sales and marketing (exclusive of
   equity related compensation of
   $524,646, $56,428 and $0 in 1999,
   1998 and 1997, respectively)........    9,329,446    1,153,306      180,108
  Client services (exclusive of equity
   related compensation of $238,351,
   $14,509 and $0 in 1999, 1998 and
   1997, respectively).................    3,473,583      300,400          --
  Development and engineering
   (exclusive of equity related
   compensation of $146,146, $1,864,667
   and $0 in 1999, 1998 and 1997,
   respectively).......................    4,767,382      728,538      426,329
  General and administrative (exclusive
   of equity related compensation of
   $1,033,005, $449,606 and $0 in 1999,
   1998 and 1997, respectively)........    2,823,412      875,153      332,376
  Equity related compensation..........    1,942,147    2,385,211          --
                                        ------------  -----------  -----------
    Total operating expenses...........   23,180,808    5,866,419    1,211,398
                                        ------------  -----------  -----------
    Operating loss.....................  (17,852,133)  (4,539,656)    (934,688)
  Interest income......................    1,292,381       34,577        6,293
  Interest expense.....................     (944,660)    (258,420)    (105,215)
                                        ------------  -----------  -----------
Net loss before extraordinary item.....  (17,504,412)  (4,763,499)  (1,033,610)
Extraordinary item--loss on early
 extinguishment of debt................     (330,000)         --           --
                                        ------------  -----------  -----------
Net loss...............................  (17,834,412)  (4,763,499)  (1,033,610)
Accretion of preferred stock to
 redemption value......................   (1,517,038)    (129,573)         --
                                        ------------  -----------  -----------
Net loss attributable to common
 stockholders.......................... $(19,351,450) $(4,893,072) $(1,033,610)
                                        ============  ===========  ===========
Basic and diluted net loss per share:
Net loss attributable to common
 stockholders without extraordinary
 item.................................. $      (1.00) $     (0.31) $     (0.04)
Extraordinary item.....................        (0.02)         --           --
                                        ------------  -----------  -----------
Net loss attributable to common
 stockholders.......................... $      (1.02) $     (0.31) $     (0.04)
                                        ============  ===========  ===========
Shares used in computing basic and
 diluted net loss per share............   18,951,340   16,018,258   27,138,512

    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              for the years ended December 31, 1997, 1998 and 1999

                         Common Stock
                     ---------------------                                             Accumulated
                                   $0.01     Additional                 Stockholders'     Other
                                    Par       Paid-in       Unearned        Notes     Comprehensive Accumulated
                       Shares      Value      Capital     Compensation   Receivable       Loss        Deficit
Balance at December
31, 1996...........   28,180,816  $281,808  $        --   $       --      $     --      $    --     $ (1,385,490)
 Contribution of
 capital by
 stockholders......          --        --        250,000          --            --           --              --
 Acquisition and
 retirement of
 treasury stock....  (10,567,804) (105,678)       95,678          --            --           --              --
 Net loss..........          --        --            --           --            --           --       (1,033,610)
                     -----------  --------  ------------  -----------     ---------     --------    ------------
Balance at December
31, 1997...........   17,613,012   176,130       345,678          --            --           --       (2,419,100)
 Stock issuance in
 connection with
 warrant exercise..    1,886,988    18,870       356,130          --            --           --              --
 Acquisition of
 treasury stock....          --        --            --           --            --           --              --
 Issuance of
 restricted stock
 to employees by
 controlling
 stockholders......          --        --      2,145,000     (318,554)          --           --              --
 Issuance of
 warrants to
 purchase Common
 Stock in
 connection with
 Series A
 Preferred Stock
 financing.........          --        --      1,791,000          --            --           --              --
 Exercise of call
 option on Common
 Stock.............          --        --            --           --            --           --              --
 Forfeiture of
 unvested shares
 of restricted
 stock.............          --        --       (180,314)     180,314           --           --              --
 Issuance of
 restricted stock..          --        --            --    (4,417,492)     (779,558)         --              --
 Unearned
 compensation
 related to option
 grants............          --        --      1,177,129   (1,177,129)          --           --              --
 Amortization of
 unearned
 compensation......          --        --            --       183,765           --           --              --
 Net loss..........          --        --            --           --            --           --       (4,763,499)
 Accretion to
 redemption value
 of Series A
 Preferred Stock...          --        --       (129,573)         --            --           --              --
                     -----------  --------  ------------  -----------     ---------     --------    ------------
Balance at December
31, 1998...........   19,500,000   195,000     5,505,050   (5,549,096)     (779,558)         --       (7,182,599)
 Acquisition of
 treasury stock....          --        --       (453,995)     436,957        73,510          --              --
 Acceleration of
 vesting of
 restricted stock..          --        --         77,103          --            --           --              --
 Issuance of
 restricted stock..          --        --            --       (97,500)      (52,500)         --              --
 Repayment of
 receivable from
 stockholder.......          --        --            --           --        550,476          --              --
 Unearned
 compensation
 related to option
 grants............          --        --      2,674,382   (2,674,382)          --           --              --
 Amortization of
 unearned
 compensation......          --        --            --     1,882,083           --           --              --
 Series B
 Preferred Stock
 dividend..........          --        --     (1,183,328)         --            --           --              --
 Accretion to
 redemption value
 of Series A and B
 Preferred Stock...          --        --       (333,710)         --            --           --              --
 Issuance of
 Common Stock in
 initial public
 offering, net of
 offering costs....   12,880,000   128,800    70,444,818          --            --           --              --
 Conversion of
 Series A and
 Series B
 Preferred Stock
 and warrants......   23,796,498   237,965    35,549,689          --            --           --              --
 Stock issuance in
 connection with
 option and
 warrant
 exercises.........          --        --        993,831          --            --           --              --
 Comprehensive
 loss:
   Net loss........          --        --            --           --            --           --      (17,834,412)
   Other
   comprehensive
   loss............          --        --            --           --            --       (10,818)            --
                     -----------  --------  ------------  -----------     ---------     --------    ------------
 Comprehensive
 loss..............          --        --            --           --            --       (10,818)    (17,834,412)
                     -----------  --------  ------------  -----------     ---------     --------    ------------
Balance at December
31, 1999...........   56,176,498  $561,765  $113,273,840  $(6,001,938)    $(208,072)    $(10,818)   $(25,017,011)
                     ===========  ========  ============  ===========     =========     ========    ============
                         Treasury Stock
                     ------------------------     Total
                                              Stockholders'
                                                 Equity
                       Shares       Value       (Deficit)
Balance at December
31, 1996...........         --   $       --   $ (1,103,682)
 Contribution of
 capital by
 stockholders......         --           --        250,000
 Acquisition and
 retirement of
 treasury stock....         --           --        (10,000)
 Net loss..........         --           --     (1,033,610)
                     ----------- ------------ --------------
Balance at December
31, 1997...........         --           --     (1,897,292)
 Stock issuance in
 connection with
 warrant exercise..         --           --        375,000
 Acquisition of
 treasury stock....  (6,176,881)  (6,176,881)   (6,176,881)
 Issuance of
 restricted stock
 to employees by
 controlling
 stockholders......         --           --      1,826,446
 Issuance of
 warrants to
 purchase Common
 Stock in
 connection with
 Series A
 Preferred Stock
 financing.........         --           --      1,791,000
 Exercise of call
 option on Common
 Stock.............    (705,364)    (705,364)     (705,364)
 Forfeiture of
 unvested shares
 of restricted
 stock.............         --           --            --
 Issuance of
 restricted stock..   5,197,050    5,197,050           --
 Unearned
 compensation
 related to option
 grants............         --           --            --
 Amortization of
 unearned
 compensation......         --           --        183,765
 Net loss..........         --           --     (4,763,499)
 Accretion to
 redemption value
 of Series A
 Preferred Stock...         --           --       (129,573)
                     ----------- ------------ --------------
Balance at December
31, 1998...........  (1,685,195)  (1,685,195)   (9,496,398)
 Acquisition of
 treasury stock....    (524,437)     (78,665)      (22,193)
 Acceleration of
 vesting of
 restricted stock..         --           --         77,103
 Issuance of
 restricted stock..     150,000      150,000           --
 Repayment of
 receivable from
 stockholder.......         --           --        550,476
 Unearned
 compensation
 related to option
 grants............         --           --            --
 Amortization of
 unearned
 compensation......         --           --      1,882,083
 Series B
 Preferred Stock
 dividend..........         --           --     (1,183,328)
 Accretion to
 redemption value
 of Series A and B
 Preferred Stock...         --           --       (333,710)
 Issuance of
 Common Stock in
 initial public
 offering, net of
 offering costs....         --           --     70,573,618
 Conversion of
 Series A and
 Series B
 Preferred Stock
 and warrants......         --           --     35,787,654
 Stock issuance in
 connection with
 option and
 warrant
 exercises.........   1,814,636    1,577,113     2,570,944
 Comprehensive
 loss:
   Net loss........         --           --    (17,834,412)
   Other
   comprehensive
   loss............         --           --        (10,818)
                     ----------- ------------ --------------
 Comprehensive
 loss..............         --           --    (17,845,230)
                     ----------- ------------ --------------
Balance at December
31, 1999...........    (244,996) $   (36,747) $ 82,561,019
                     =========== ============ ==============

    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
Cash flows for operating activities:
 Net loss..............................  $(17,834,412) $(4,763,499) $(1,033,610)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
 Depreciation and amortization.........     1,484,855      285,794       56,999
 Extraordinary loss on early
  extinguishment of debt...............       330,000          --           --
 Equity related compensation...........     1,942,147    2,385,211          --
 Loss on disposal on fixed assets......           --           --         3,304
 Acquisition of fixed assets in
  exchange for services................           --      (202,688)         --
 Provisions for doubtful accounts......        82,607       14,000          --
 Changes in operating assets and
  liabilities:
  Accounts receivable..................    (1,292,058)     (52,565)     (54,717)
  Prepaid expenses.....................      (879,876)     (75,991)         --
  Deposits.............................        44,979     (384,441)         --
  Accounts payable.....................       433,068      101,768       94,570
  Accrued expenses.....................     2,352,902      243,365       46,085
  Deferred revenue.....................       820,870      121,667      (24,508)
  Other, net...........................      (463,221)     (33,238)        (343)
                                         ------------  -----------  -----------
Net cash used in operating activities..   (12,978,139)  (2,360,617)    (912,220)
                                         ------------  -----------  -----------
Cash flows for investing activities:
 Purchases of property and equipment...    (4,850,420)    (610,064)     (67,726)
 Purchases of marketable securities....   (20,697,729)         --           --
                                         ------------  -----------  -----------
Net cash used in investing activities..   (25,548,149)    (610,064)     (67,726)
                                         ------------  -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of Series A
  Convertible Participating
  Preferred Stock, net of issuance
  costs................................           --     8,656,408          --
 Issuance of warrants for Common Stock
  in connection with
  Series A Preferred Stock.............           --     1,791,000          --
 Proceeds from issuance of Series B
  Convertible Participating
  Preferred Stock, net of issuance
  costs................................    24,944,635          --           --
 Proceeds from issuance of Common
  Stock, net of offering costs.........    70,573,618          --       250,000
 Proceeds from exercise of options and
  warrants.............................     2,570,944          --           --
 Acquisition of common stock and
  treasury shares......................        (5,155)  (6,882,245)     (10,000)
 Payments on notes payable to related
  parties..............................           --    (1,159,938)         --
 Proceeds from notes receivable from
  stockholders.........................       550,476          --           --
 Proceeds from sales/leaseback.........       240,818          --           --
 Proceeds from long-term debt..........           --     5,000,000      791,080
 Payments on long-term debt............    (5,700,232)    (183,297)         --
                                         ------------  -----------  -----------
Net cash provided by financing
 activities............................    93,175,104    7,221,928    1,031,080
                                         ------------  -----------  -----------
Net increase in cash and cash
 equivalents...........................    54,648,816    4,251,247       51,134
Cash and cash equivalents at beginning
 of year...............................     4,327,090       75,843       24,709
                                         ------------  -----------  -----------
Cash and cash equivalents at end of
 year..................................  $ 58,975,906  $ 4,327,090  $    75,843
                                         ============  ===========  ===========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for
  interest.............................  $    814,660  $   284,561  $    53,819
Supplemental disclosures of noncash
 transactions:
 Notes receivable for Common Stock
  sold.................................  $     52,500  $   779,558          --
 Elimination of note receivable for
  restricted stock.....................  $     73,510          --           --
 Issuance of warrants in connection
  with subordinated debt agreement.....           --   $   540,000          --
 Purchases of property and equipment
  under capital lease obligations
  and equipment financing..............  $  3,068,804  $   285,000          --

    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The Company and Basis of Presentation:

   Be Free, Inc. (the "Company") is a provider of services that enable electronic commerce merchants and Internet portals to promote their products and services on the Internet. As such, the Company is subject to a number of risks similar to other companies in the Internet industry, including rapid technological change, uncertainty of market acceptance of services, competition from substitute services and larger companies, protection of proprietary technology and dependence on key individuals.

   The Company has a single operating segment, performance marketing services. The Company has no organizational structure dictated by product lines, geography or customer type. Revenue has been primarily derived from the Company's BFAST services, which have been primarily provided to domestic companies to date.

   The Company was incorporated on January 25, 1996 as "Freedom of Information, Inc." On March 31, 1999, the Company changed its name to Be Free, Inc.

   Prior to August 28, 1998, the Company and two affiliated companies, PCX Information Systems, Inc. ("PCX") and FOI, Inc. ("FOI"), were under common ownership and management by members of the same immediate family. On August 28, 1998, stockholders of the affiliated companies exchanged their shares of capital stock of the affiliated companies for shares of the Company's common stock which resulted in the affiliated companies becoming wholly owned subsidiaries of the Company (Note I). This combination was accounted for at historical cost due to the common control of the entities.

B. Summary of Significant Accounting Policies:

Cash and Cash Equivalents

   The Company considers all highly liquid investments with remaining maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper, certificates of deposits and U.S. government obligations are stated at cost, which approximates market value.

Marketable Securities

   The Company's marketable securities consist of commercial paper, U.S. government obligations and corporate bonds. At December 31, 1999 and 1998, marketable debt and equity securities have been categorized as available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, as a result, are stated at fair value based generally on quoted market prices.

   The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of asset-backed securities, over the estimated life of the security.

                         BE FREE, INC. AND SUBSIDIARIES

Such amortization and accretion as well as interest are included in interest income or interest expense. Realized gains and losses are included in other income, net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders' equity in accumulated other comprehensive income until realized.

Concentrations of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. At December 31, 1999 and 1998, substantially all of the Company's cash, cash equivalents and marketable securities were invested in money market accounts, commercial paper, certificates of deposit and U.S. government obligations at one and six financial institutions, respectively. The Company believes these institutions to be of high credit quality. The Company had two customers in 1999 totaling 20% and 13% of revenue, respectively, one customer in 1998 totaling 73% of revenue, and two customers in 1997 totaling 78% and 12% of revenue, respectively. The Company had one customer that accounted for 11% of accounts receivable at December 31, 1999. The Company had two customers that accounted for 40% and 11%, respectively, of accounts receivable at December 31, 1998.

Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for furniture and office equipment and three to five years for computer equipment and software. Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. The cost of maintenance and repairs is charged to expense as incurred. When assets are retired or disposed, the assets and related accumulated depreciation are eliminated from accounts and any related gains or losses are reflected in income or loss for the period.

Revenue Recognition

   The Company derives revenue primarily from providing performance marketing services to customers. Customer contracts generally provide for fees on a per transaction basis with a monthly or annual minimum. Revenue under service contracts is recognized monthly over the contract period based on the contractual minimum service fee or transaction volume when such transaction volume exceeds monthly minimum requirements. The Company also charges a one time integration fee for certain services. Revenue from integration fees, up to the cost of providing such service, is recognized when the integration is complete and the service is available to the customer. Revenue from integration fees, in excess of the cost, is deferred and recognized ratably over the initial term of the service contract. Any loss on integration services is recognized in the period that it is known. Other revenue consisted of customized software development and support services which was recognized when the services were provided.

                         BE FREE, INC. AND SUBSIDIARIES

   The Company may discount the BFAST service fee by 5% for any calendar day that Be Free's system response time does not meet the contractual performance level for greater than 60 minutes during any calendar day. Any discounts granted will be recorded as a reduction of revenue in the period incurred.

   Revenue under arrangements where multiple services are sold together under one contract is allocated to each element based on the relative fair value of each element, with fair value being determined using the price charged when the element is sold separately.

Cost of Revenue

   Cost of Revenue consists of expenses relating to the operation of our data interchange. Expenses primarily represent depreciation and operating lease expense for servers and storage equipment, costs for a third-party data center facility and costs for Internet connectivity.

Client Services

   Client services expenses primarily relate to the cost of assisting the Company's customers in managing their relationship with their marketing partners, as well as providing integration, training and technical support.

Development and Engineering

   Development and Engineering costs are expensed as incurred and include labor and related costs for product development and maintenance and support of system infrastructure.

   On January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Accordingly, the Company's policy is to capitalize costs associated with the design and implementation of its operating systems, including internally and externally developed software. To date, internal costs eligible for capitalization under SOP 98-1 have been immaterial.

   During the year ended December 31, 1997, certain engineering and development personnel performed software development services for third parties. The cost of those services was approximately $40,000.

Advertising Costs

   Advertising costs are expensed as incurred. Advertising expense of approximately $210,000, $34,900 and $3,100 were charged to sales and marketing expense for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes

   The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized based on temporary differences between the amounts presented in

                         BE FREE, INC. AND SUBSIDIARIES
the financial statements and the tax bases of assets and liabilities using current statutory tax rates. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Accounting for Stock-Based Compensation

   Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. The Company calculates the fair value of options granted to employees in accordance with SFAS No. 123 for disclosure purposes only. Stock-based compensation issued to nonemployees is measured and recorded using the fair value method prescribed in SFAS No. 123.

Accumulated Other Comprehensive Income (Loss)

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. As of December 31, 1999, accumulated other comprehensive loss, as reflected in the Consolidated Statements of Stockholders' Equity (Deficit), consisted of net unrealized losses on marketable securities.

Treasury Stock

   The Company accounts for the purchase of treasury stock using the cost method. The Company has reissued treasury shares upon issuance of shares related to grants of restricted stock and exercises of options and warrants and may deliver treasury shares upon the future grants of restricted stock or the exercises of stock options and warrants. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options or purchase price of restricted stock is reflected in additional paid-in capital.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates include accrued expenses and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

                         BE FREE, INC. AND SUBSIDIARIES

Reclassifications

   Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of FASB Statement No. 133," in fiscal year 2001.

   On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. Any changes in accounting and disclosures relating to SAB 101 must be reported no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is in the process of evaluating the impact of this bulletin on its financial statements.

C. Net Loss Per Share and Supplemental Loss Per Share:

   Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period, plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of stock options, preferred stock, unvested shares of restricted stock and warrants. Potential common shares were excluded from the calculation of net loss per share for the periods presented since their inclusion would be antidilutive.

   Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                          December 31,
                                                 ------------------------------
                                                   1999       1998      1997
Options to purchase shares of common stock...... 3,485,852  1,384,858       --
Shares of Preferred Stock convertible into
 shares of common stock.........................       --  10,600,000       --
Unvested shares of restricted stock............. 3,500,678  5,197,050       --
Warrants to purchase shares of common stock..... 2,548,000  3,498,000 1,886,988
Warrants to purchase shares of Preferred Stock
 convertible into shares of common stock........       --     700,000       --

                         BE FREE, INC. AND SUBSIDIARIES

   All outstanding shares of preferred stock were converted into common stock in the initial public offering on November 3, 1999.

   Supplemental basic and diluted loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance. Accordingly, net loss has not been adjusted for the accrued dividends for preferred stock in the calculation of supplemental loss per share.

   The following is a calculation of supplemental net loss per share
(unaudited):

                                                     Year Ended December 31,
                                                     -------------------------
                                                         1999         1998
Supplemental net loss:
  Net loss attributable to common stockholders...... $(19,351,450) $(4,893,072)
  Accretion of preferred stock to redemption value..    1,517,038      129,573
                                                     ------------  -----------
  Supplemental net loss............................. $(17,834,412) $(4,763,499)
                                                     ============  ===========
Shares used in computing supplemental basic and
 diluted net loss per share:
  Weighted average number of common shares
   outstanding......................................   18,951,340   16,018,258
  Weighted average impact of assumed conversion of
   preferred stock on issuance......................   16,761,220    3,621,370
                                                     ------------  -----------
  Shares used in computing supplemental basic and
   diluted net loss per share.......................   35,712,560   19,639,628
                                                     ------------  -----------
  Basic and diluted supplemental net loss per common
   share............................................ $      (0.50) $     (0.24)
                                                     ============  ===========

D. Marketable Securities:

   The following is a summary of marketable securities at December 31, 1999:

                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized
                                      Cost       Gains      Losses   Fair Value
Current:
  Commercial paper................ $ 8,369,057    $--      $   (258) $ 8,368,799
  U.S. government obligations ....   1,998,401     --        (5,541)   1,992,860
  Corporate bonds.................   2,400,536     --          (536)   2,400,000
                                   -----------    ----     --------  -----------
  Total current...................  12,767,994     --        (6,335)  12,761,659
                                   -----------    ----     --------  -----------
Noncurrent:
  Corporate bonds.................   5,958,883     317          --     5,959,200
  U.S. government obligations.....   2,000,000     --        (4,800)   1,995,200
                                   -----------    ----     --------  -----------
  Total noncurrent................   7,958,883     317       (4,800)   7,954,400
                                   -----------    ----     --------  -----------
Total ............................ $20,726,877    $317     $(11,135) $20,716,059
                                   ===========    ====     ========  ===========

   All securities classified as current have contractual maturities less than one year. All securities classified as noncurrent have contractual maturities greater than one year, but less than two years.

                         BE FREE, INC. AND SUBSIDIARIES

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no gross realized gains and losses recognized during 1999.

E. Property and Equipment:

   Property and equipment consist of the following:

                                                        Amounts under capital
                                                         lease arrangements
                                                        -----------------------
                                    December 31,            December 31,
                               -----------------------  -----------------------
                                  1999         1998        1999        1998
Furniture and office
 equipment.................... $   804,421  $   27,778  $   506,064  $     --
Computer equipment and
 software.....................   8,282,331   1,285,683    2,980,259    285,000
Leasehold improvements........     359,875         --       108,299        --
                               -----------  ----------  -----------  ---------
                                 9,446,627   1,313,461    3,594,622    285,000
Accumulated depreciation......  (1,479,759)   (351,759)    (699,911)   (47,500)
                               -----------  ----------  -----------  ---------
Property and equipment, net... $ 7,966,868  $  961,702  $ 2,894,711  $ 237,500
                               ===========  ==========  ===========  =========

   Depreciation expense totaled $1,128,000, $232,952 and $56,999 for the years ended December 31, 1999, 1998 and 1997, respectively.

F. Accrued Expenses:

   Accrued expenses include the following:

                                                                December 31,
                                                             -------------------
                                                                1999      1998
      Professional fees..................................... $  918,686 $135,395
      Salaries and benefits.................................    755,227   27,876
      Commissions...........................................    195,120      --
      Accrued taxes.........................................    222,671      --
      Capital purchases.....................................    213,942      --
      Rent..................................................    204,375   67,644
      Accrued interest......................................        --    50,000
      Other.................................................    406,548   68,810
                                                             ---------- --------
        Accrued expenses.................................... $2,916,569 $349,725
                                                             ========== ========

                         BE FREE, INC. AND SUBSIDIARIES

G. Long-Term Debt:

   The following table summarizes the Company's long-term borrowings:

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
      Subordinated debt, net........................... $      --   $4,490,000
      Obligations under capital leases and equipment
       financing.......................................  3,450,127     332,510
      Term loans ......................................        --      313,827
                                                        ----------  ----------
                                                         3,450,127   5,136,337
      Less current portion.............................   (942,770)   (187,139)
                                                        ----------  ----------
        Long-term debt................................. $2,507,357  $4,949,198
                                                        ==========  ==========

   The Company entered into term loans during 1996 and 1997 that accrued interest based on the lender's published prime rate, which was 8.5% at December 31, 1998. These loans were paid in full in March 1999.

   On August 25, 1998, the Company entered a software and support financing arrangement with a lender totaling $376,368. Borrowings under this arrangement have an implied interest rate of 13%. The repayment period for borrowings outstanding under this arrangement concludes in September 2001.

   On September 29, 1998, the Company entered into a subordinated debt agreement totaling $5,000,000 which incurred interest at 12% per annum. The Company borrowed the full amount available under this agreement on October 23, 1998. This debt was paid in full in December 1999. In connection with the subordinated debt financing, the Company also granted warrants to purchase 700,000 shares of the Company's Series A Preferred Stock at $1.00 per share. Upon the closing of the Company's initial public offering, the warrants converted into common stock warrants to purchase 700,000 shares of common stock at $1.00 per share. The fair value of the warrants, estimated to be approximately $540,000 at issuance, was recorded as a discount on the carrying value of the debt and amortized to interest expense over the term of the debt. The value of the warrants was estimated assuming a weighted average risk free interest rate of 4.51%, an expected life from date of grant of four years, a volatility of 100% and no expected dividends. The amount of interest expense recognized for the years ended December 31, 1999 and 1998 totaled $180,000 and $30,000, respectively. The remaining deferred financing costs of $330,000 was expensed as an extraordinary loss upon the early retirement of the debt.

   On September 29, 1998, the Company established a capital equipment line of credit totaling $2,000,000 on which the Company could borrow through November 30, 1999. This line is collateralized by the asset purchases made under the line. At December 31, 1998, no amounts had been borrowed under this line. At December 31, 1999, the Company had $1,986,205 outstanding under this line which bears interest at 6.8%. Purchases under this line are financed as capital leases with terms of four years.

                         BE FREE, INC. AND SUBSIDIARIES

   During 1999, the Company entered into a sale/leaseback agreement with a vendor for $240,818 in fixed assets. There was no gain or loss on the transaction and the equipment has been accounted for as a capital lease.

   The weighted average interest rate of outstanding long-term debt at December 31, 1999 and 1998 was 9.2% and 11.9%, respectively.

   Payments on long-term debt are as follows:

      Year ended December 31,
      2000.......................................................... $1,216,089
      2001..........................................................  1,375,663
      2002..........................................................  1,041,158
      2003..........................................................    321,410
                                                                     ----------
      Total payments................................................  3,954,320
      Less amounts representing interest............................   (504,193)
                                                                     ----------
      Present value of net payments.................................  3,450,127
      Less current portion..........................................   (942,770)
                                                                     ----------
      Long-term debt, net of current portion........................ $2,507,357
                                                                     ==========

H. Commitments and Contingencies:

   The Company leases facilities and computer equipment under operating lease agreements that expire on various dates through December 31, 2004. The Company pays all insurance and pro-rated portions of certain operating expenses for certain leases. Rent expense was $1,142,556, $307,575 and $113,025 for the years ended December 31, 1999, 1998 and 1997, respectively.

   The future minimum lease payments at December 31, 1999 are as follows:

                                                                     Operating
      Year ended December 31,                                          Leases
      2000.......................................................... $1,752,914
      2001..........................................................  1,296,467
      2002..........................................................  1,218,267
      2003..........................................................    990,849
      2004..........................................................    417,814
                                                                     ----------
        Total minimum lease payments................................ $5,676,311
                                                                     ==========

I. Capital Structure:

   Through November 3, 1999, the authorized capital stock of the Company consisted of (i) 27,500,000 shares of voting common stock ("Common Stock") authorized for issuance with a par value of $0.01 and (ii) 24,496,522 shares of preferred stock with a par value of $0.01, of which 11,300,000 shares were designated as Series A Convertible Participating Preferred Stock ("Series A

                         BE FREE, INC. AND SUBSIDIARIES

Preferred Stock") and 13,196,522 shares designated as Series B Convertible Participating Preferred Stock ("Series B Preferred Stock"). Upon the closing of the Company's initial public offering, all outstanding shares of Series A and B Preferred Stock converted into 23,796,522 shares of Common Stock.

   Effective November 3, 1999 the authorized capital stock of the Company consists of (i) 75,000,000 shares of Common Stock authorized for issuance with a par value of $0.01 and (ii) 10,000,000 shares of preferred stock with a par value of $0.01.

Common Stock

   Prior to August 28, 1998, the Company and its affiliated companies, FOI, Inc. and PCX were under common control and management by immediate members of one family. On August 28, 1998, stockholders of the affiliated companies exchanged their shares of capital stock of the affiliated companies for shares of the Company's Common Stock which resulted in the affiliated companies becoming wholly owned subsidiaries of the Company. The financial statements for the Company, FOI and PCX are presented on a combined basis for the years ended December 31, 1997 and 1998.

   On August 28, 1998, the holders of warrants to purchase shares of Common Stock exercised their warrants for 1,886,988 shares of Common Stock. Of these shares, 705,364 shares were subject to a call option at the discretion of the Company for $1.00 per share. On October 27, 1998, the Company exercised its call option in full for $705,364.

   On August 28, 1998, the Company repurchased 6,176,881 shares of Common Stock from founders and employees of the Company in exchange for notes payable issued by the Company for $6,176,881. These notes were paid in full on August 31, 1998.

   On August 28, 1998, certain controlling stockholders of the Company transferred 2,145,000 shares of Common Stock to employees in consideration of past performance and as an incentive for continuing employment with the Company. The stock was transferred subject to certain vesting restrictions and for no cash consideration. The fair value of these restricted stock awards at the date of transfer totaled $2,145,000, which the Company is recognizing as compensation expense over the defined vesting period. The vesting for the transferred shares occurs over four years commencing with the recipient's date of hire. The remaining unearned compensation will vest at various dates through 2002. Upon the transfer of these shares, the Company recorded a charge of $1,826,446 representing fully vested shares. In addition, the Company recorded unearned compensation related to unvested shares totaling $318,554. The Company recorded amortization of the unearned compensation totaling $34,295 and $59,609 for the year ended December 31, 1998 and 1999, respectively.

   On August 28, 1998, the Company's Board of Directors authorized a 35,226.01-for-1 Common Stock split effected in the form of a stock dividend. Stockholders' equity (deficit) has been restated for all periods presented to give retroactive recognition to the split in prior periods by reclassifying

                         BE FREE, INC. AND SUBSIDIARIES
from additional paid-in capital to Common Stock the par value of the additional shares arising from the split. In addition, all references in the consolidated financial statements to the number of Common Stock shares and per share amounts have been adjusted to reflect this split.

   On October 13, 1999, the Company's Board of Directors and stockholders authorized a 1-for-2 Common Stock split. Stockholder's equity (deficit) has been restated for all periods presented to give retroactive recognition to the reverse split in prior periods by reclassifying from common stock to additional paid-in capital the par value of the shares removed by the split. In addition, all references in the consolidated financial statements to the number of Common Stock shares and per share amounts have been adjusted to reflect this reverse split.

   On November 3, 1999, the Company sold 12,880,000 shares of Common Stock in its initial public offering for cash proceeds of $70,573,618, net of offering costs of $6,706,384.

Preferred Stock

   On August 28, 1998, the Company issued 10,500,000 shares of Series A Preferred Stock for cash proceeds of $10,355,408, net of issuance costs of $144,592. On September 29, 1998, the Company issued 100,000 shares of Series A Preferred Stock for cash proceeds of $92,000, net of issuance costs of $8,000.

   The outstanding shares of Series A Preferred Stock with a value of $9,113,151 converted into 10,600,000 shares of Common Stock upon the closing of the Company's initial public offering.

   In connection with the issuance of Series A Preferred Stock, the Company issued warrants to the holders of the Series A Preferred Stock, for the purchase of up to 3,498,000 shares of Common Stock at $1.50 per share. Of these warrants, 3,465,000 are exercisable from the date of issuance through August 28, 2008 and 33,000 are exercisable from the date of issuance through September 29, 2008. The fair value of these warrants at the date of issue was $1,791,000. This amount was recorded as a reduction of Series A Preferred Stock and an increase to paid-in-capital. The value of the warrants was estimated assuming a weighted average risk free interest rate of 4.51%, an expected life from date of grant of four years, a volatility of 100% and no expected dividends. On November 11, 1999, warrants to purchase 1,649,998 of Common Stock were exercised.

   On March 31, 1999, the Company issued 13,196,522 shares of Series B Preferred Stock for cash proceeds of $24,944,635, net of issuance costs of $55,253. The holders of the Series B Preferred Stock were entitled to receive cumulative dividends at a rate of 8% per annum. One of the holders of Series B Preferred Stock had the right to elect one member to the Board of Directors.

   The outstanding shares of Series B Preferred Stock with a value of $26,134,500 including dividends totaling $1,183,328, were converted into 13,196,522 shares of Common Stock upon the closing of the Company's initial public offering.

                         BE FREE, INC. AND SUBSIDIARIES

J. Stock Options and Restricted Stock Awards:

   On November 19, 1998, the Company adopted its 1998 Stock Incentive Plan (the "Option Plan"). The Option Plan is administered by the Company's Board of Directors, and allows for the granting of awards in the form of incentive stock options to employees and nonqualified options and restricted stock to officers, employees, consultants, directors and advisors. The exercise prices for awards and options granted were determined by the Board of Directors of the Company to be equal to the fair value of the Common Stock on the date of grant. In reaching this determination at the time of each grant, prior to the Company's initial public offering, the Company's Board of Directors considered a broad range of factors including the illiquid nature of an investment in the Common Stock, the Company's historical financial performance and financial position and the Company's future prospects and opportunity for liquidity events. On October 13, 1999, Company's Board of Directors and shareholders voted to increase the number of shares available for issuance under the Option Plan by 575,000 shares. Upon this vote, the option plan allows for the Company to grant up to 10,109,506 options for common shares and restricted stock. Stock options may not be exercised after ten years from the date of grant. Options and restricted stock awards normally vest over 48 months as follows: 25% after 12 months from the date of grant, thereafter, an additional 2.0833% of shares vest at the end of each month until all shares are fully vested. In the event of a change of control of the Company (as defined by the Option Plan), the vesting for each option and restricted stock award will automatically be accelerated with respect to 25% of the shares subject to such options or restricted stock awards.

   During the year ended December 31, 1998, the Company sold 5,197,050 shares of restricted stock to certain employees for $0.15 per share. The weighted-average grant-date fair value of these shares of restricted stock was $1.00 per share.

   During the year ended December 31, 1999, the Company granted incentive stock options for the purchase of 2,160,442 shares and nonqualified stock options for the purchase of 150,000 shares at a weighted-average exercise price of $2.71. During the year ended December 31, 1999, the Company issued 150,000 shares of restricted stock for $0.35 per share in exchange for a note receivable totaling $52,500. The weighted-average grant-date fair value of these shares of restricted stock was $1.00 per share.

                         BE FREE, INC. AND SUBSIDIARIES

   The following table summarizes option activity under the Option Plan:

                              Exercise Price           Exercise Price
                            Equals Grant Date       Less Than Grant Date
                             Stock Fair Value         Stock Fair Value              Total
                         ------------------------ ------------------------ ------------------------
                                      Weighted                 Weighted                 Weighted
                         Number of    Average     Number of    Average     Number of    Average
                          Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
Oustanding at December
 31, 1997...............      --       $ --             --      $ --             --      $ --
Granted.................      --         --       1,402,408      0.15      1,402,408      0.15
Cancelled...............      --         --          17,550      0.15         17,550      0.15
                          -------                 ---------                ---------
Outstanding at December
 31, 1998...............      --         --       1,384,858      0.15      1,384,858      0.15
Granted.................  695,124       7.02      1,615,318      0.85      2,310,442      2.71
Exercised...............      --         --         164,638      0.59        164,638      0.59
Cancelled...............   14,000       4.41         30,810      0.52         44,810      1.74
                          -------                 ---------                ---------
Outstanding at December
 31, 1999...............  681,124      $7.08      2,804,728     $0.52      3,485,852     $1.80
                          =======                 =========                =========

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                                       Weighted
                                                       Average
                                                      Remaining
        Exercise                                     Contractual                    Shares
         Price              Shares                   Life (Years)                 Exercisable
         $ 0.15            1,288,102                      8.8                       224,506
         $ 0.35              423,406                      9.0                           --
         $ 0.60              217,914                      9.2                           --
         $ 0.95              530,914                      9.4                           --
         $ 1.40              344,392                      9.5                           --
         $ 4.41              350,624                      9.7                           --
         $ 4.50              258,500                      9.8                           --
         $14.06                4,000                      9.9                           --
         $22.00               17,000                      9.9                           --
         $30.02               26,000                     10.0                           --
         $35.94               25,000                     10.0                           --
                           ---------                                                -------
                           3,485,852                      9.2                       224,506
                           =========                                                =======

   No options were exercisable at December 31, 1998.

   During the years ended December 31, 1999 and 1998 the Company recorded unearned compensation for restricted stock and options granted to employees below fair value of $2,771,882 and $5,594,621, respectively. The Company is recognizing the compensation expense over the vesting period. The Company recorded equity compensation expense including amortization expense relating to unearned compensation of $1,822,474 and $149,470 for the years ended December 31, 1999 and 1998, respectively.

                         BE FREE, INC. AND SUBSIDIARIES

   On April 30, 1999, the Company also accelerated the vesting with respect to 77,103 shares of restricted stock held by a former employee. The Company has recorded a charge of $77,103 in connection with this acceleration.

   Had compensation cost for the Company's 1999 and 1998 stock option grants been calculated consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                            December 31,
                                                      -------------------------
                                                          1999         1998
      Net loss as reported .......................... $(19,351,450) $(4,893,072)
      Net loss per share as reported ................ $      (1.02) $     (0.31)
      Pro forma net loss under SFAS 123.............. $(19,429,219) $(4,897,325)
      Pro forma net loss per share under SFAS 123.... $      (1.03) $     (0.31)

   The following table presents the significant assumptions used to estimate the fair values of the options:

                                                                December 31,
                                                             -------------------
                                                              1999    1998
      Weighted-average risk free interest rate..............   5.53%   4.85%
      Expected life from the date of grant.................. 5 years 7 years
      Weighted-average volatility...........................     29%    None
      Expected dividends....................................    None    None

   No options granted in 1998 had an exercise price equal to grant date stock fair value (as such fair value was subsequently determined for financial reporting purposes). The weighted-average fair value of options on the date of grant for the options granted in 1999 and 1998 with an exercise price less than grant date stock fair value was $1.54 and $0.89, respectively. The weighted-average fair value of options granted in 1999 with an exercise price equal to grant date stock fair value was $5.27.

   The pro forma effects of applying SFAS 123 are not indicative of future impacts. Additional grants in future years are anticipated.

                         BE FREE, INC. AND SUBSIDIARIES

K. Income Taxes:

   Deferred income taxes include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   The components of the Company's deferred tax assets are as follows:

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
      Startup costs................................... $   171,880  $   240,633
      Other temporary differences.....................     288,533      277,788
      Net operating losses............................   8,026,263    1,563,194
                                                       -----------  -----------
      Total net deferred tax asset....................   8,486,676    2,081,615
      Valuation allowance.............................  (8,486,676)  (2,081,615)
                                                       -----------  -----------
      Net deferred taxes.............................. $       --   $       --
                                                       ===========  ===========

   A reconciliation of the United States federal statutory corporate rate to the Company's effective tax rate is as follows:

                                                   Year ended December 31,
                                                   ---------------------------
                                                    1999      1998      1997
Statutory federal corporate rate..................      34%       34%       34%
Other.............................................       4         1         1
Increase in valuation allowance...................     (38)      (35)      (35)
                                                   -------   -------   -------
Effective tax rate................................     -- %      -- %      -- %
                                                   =======   =======   =======

   A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset due to the uncertainty of realization.

   The Company had net operating loss carryforwards of approximately $19,931,000 and $3,882,000 at December 31, 1999 and 1998, respectively. These net operating loss carryforwards begin to expire in 2010.

   Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

                         BE FREE, INC. AND SUBSIDIARIES

L. Employee Benefit Plans:

Defined Contribution Plan

   In January 1999, the Company established a savings plan for its employees which it designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deduction within statutory and plan limits. The Company may make contributions to the 401(k) plan in its discretion. No Company contributions have been made to the savings plan to date.

Employee Stock Purchase Plan

   In October 1999, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company has designated a maximum of 425,000 shares for this plan. As of December 31, 1999, no Company shares have been issued under this plan.

M. Related Party Transactions:

   The Company had amounts due from related parties totaling $286,477 and $813,139 at December 31, 1999 and 1998, respectively. Amounts due from related parties at December 31, 1998 was composed of $779,558 related to notes receivable from stockholders for restricted stock and $33,581 related to employee advances. The notes receivable from stockholders for restricted stock are due in June 2003 and accrue interest monthly at 7% per annum. The terms of the notes provided that interest accrued beginning January 1, 1999 and payments of interest commenced July 15, 1999. Amounts due from related parties at December 31, 1999 was composed of $208,072 related to notes receivable from stockholders executed in connection with the issuance of restricted stock and $78,405 related to employee advances.

N. Subsequent Events:

   On February 15, 2000, the Company's Board of Directors approved a two-for-one split of Common Stock in the form of a stock dividend. The stock dividend was paid on March 8, 2000. Stockholders' equity (deficit) has been restated for all periods presented to give retroactive recognition to the split in prior periods by reclassifying from additional paid-in capital to Common Stock the par value of the additional shares arising from the split. In addition, all references in the consolidated financial statements to the number of Common Stock shares and per share amounts have been adjusted to reflect this split.

   On February 29, 2000, the Company acquired TriVida Corporation, a privately held developer of online personalization technology. Be Free exchanged 2,933,276 shares of its Common Stock for all of the outstanding shares of TriVida, and assumed outstanding options to acquire TriVida capital stock for an additional 566,592 shares of Be Free Common Stock. This acquisition will be recorded under the purchase method of accounting.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Be Free, Inc.
                                          (Registrant)

                                                /s/ Gordon B. Hoffstein
                                          By: _________________________________
                                                    Gordon B. Hoffstein,
                                                Chief Executive Officer and
                                                  Chairman of the Board of
                                                         Directors

Date: March 30, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Gordon B. Hoffstein           Chairman of the Board,       March 30, 2000
______________________________________  President, Chief
         Gordon B. Hoffstein            Executive Officer and
                                        Director (Principal
                                        Executive Officer)

      /s/ Stephen M. Joseph            Chief Financial Officer      March 30, 2000
______________________________________  and Treasurer (Principal
          Stephen M. Joseph             Financial and Accounting
                                        Officer)

    /s/ Samuel P. Gerace, Jr.          Executive Vice President,    March 30, 2000
______________________________________  Research & Technology and
        Samuel P. Gerace, Jr.           Director

     /s/ Ted. R. Dintersmith           Director                     March 30, 2000
______________________________________
          Ted R. Dintersmith

     /s/ W. Michael Humphrey           Director                     March 30, 2000
______________________________________
         W. Michael Humphrey

       /s/ Jeffrey Rayport             Director                     March 30, 2000
______________________________________
           Jeffrey Rayport

         /s/ Daniel Nova               Director                     March 30, 2000
______________________________________
             Daniel Nova

       /s/ Kathleen L. Biro            Director                     March 30, 2000
______________________________________
           Kathleen L. Biro

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  2      Agreement and Plan of Merger, dated February 15, 2000 by and among the
         Company, Cyrano Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company and TriVida Corporation, a California
         corporation (Incorporated by reference to Exhibit 2 to the original filing of this Registration Statement).
  3.1    Amended and Restated Certificate of Incorporation of the Registrant
         (Incorporated by reference to Exhibit 3.2 of the Company's
         Registration Statement on Form S-1 (File No. 333-84535) as declared effective by the SEC on November 2, 1999 (the "IPO Registration
         Statement")).
  3.2    Amended and Restated By-Laws of the Registrant (Incorporated by
         reference to Exhibit 3.4 of the IPO Registration Statement).
  4      Specimen certificate for shares of Common Stock, $.01 par value per share, of the Registrant (Incorporated by reference to Exhibit 4 of the IPO Registration Statement).
 10.1    1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the IPO Registration Statement).
 10.2    Stock Purchase and Shareholders Agreement, as amended, dated as of
         August 28, 1998 (Incorporated by reference to Exhibit 10.2 of the IPO
         Registration Statement).
 10.3    Form of Warrant dated as of August 28, 1998 (Incorporated by reference to Exhibit 10.3 of the Registration Statement).
 10.4    Stock Purchase Agreement, as amended, dated as of September 29, 1998
         (Incorporated by reference to Exhibit 10.4 of the IPO Registration
         Statement).
 10.5    Warrant Certificate for the purchase of shares of common stock issued to Comdisco, Inc. (Incoprorated by reference to Exhibit 10.5 of the
         IPO Registration Statement).
 10.6    Warrant Certificate A-1 for the purchase of shares of Series A
         Preferred Stock issued to Comdisco, Inc. (Incorporated by reference to
         Exhibit 10.6 of the IPO Registration Statement).
 10.7    Warrant Certificate A-2 for the purchase of shares of Series A
         Preferred Stock issued to Comdisco, Inc. (Incorporated by reference to
         Exhibit 10.7 of the IPO Registration Statement).
 10.8    Subordinated Loan and Security Agreement dated as of September 29,
         1998 (Incorporated by reference to Exhibit 10.8 of the IPO
         Registration Statement).
 10.9    Registration Rights Agreement dated as of March 31, 1999 (Incorporated by reference to Exhibit 10.9 of the IPO Registration Statement).
 10.10   Employment Agreement with Samuel P. Gerace Jr., dated August 28, 1998
         (Incorporated by reference to Exhibit 10.10 of the IPO Registration
         Statement).
 10.11   Employment Agreement with Thomas A. Gerace dated August 28, 1998
         (Incorporated by reference to Exhibit 10.11 of the IPO Registration
         Statement).
 10.12   Lease dated as of November 9, 1998 with Southwestern Pennsylvania
         Corporation (Incorporated by reference to Exhibit 10.12 of the IPO
         Registration Statement).
 10.13   Lease dated October 20, 1998 with LSOF Pooled Equity L.P.
         (Incorporated by reference to Exhibit 10.13 of the IPO Registration
         Statement).

 Exhibit
   No.                                 Description
 -------                               -----------
 +10.14  License and Services Agreement, effective January 13, 1999, with
         GeoCities (Incorporated by reference to Exhibit 10.14 of the IPO
         Registration Statement).
 +10.15  BFAST Service Order Form, as amended, with barnesandnoble.com, Inc.
         dated January 31, 1998 (Incorporated by reference to Exhibit 10.15 of the IPO Registration Statement).
  10.16  Director Indemnification Agreement dated as of March 31, 1999 with Dan
         Nova (Incorporated by reference to Exhibit 10.16 of the IPO
         Registration Statement).
  10.17  Form of Indemnification Agreement dated August 28, 1998 (Incorporated by reference to Exhibit 10.17 of the IPO Registration Statement).
  21     List of Subsidiaries (Incorporated by reference to Exhibit 21 of the
         Registration Statement).
  23.1   Consent of PricewaterhouseCoopers LLP.
  27     Financial Data Schedule

---------------------
+ Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Order granted in connection with the IPO Registration Statement.