Form 10-Q
period 2000-03-31
BE FREE INC
filed 2000-05-15
CIK 1084866

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

     FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE 000-27271

                                 BE FREE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        04-3303188
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


                             154 CRANE MEADOW ROAD
                       MARLBOROUGH, MASSACHUSETTS 01752
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (508) 480-4000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [_]

     On March 31, 2000, the Registrant had outstanding 64,740,288 shares of voting Common Stock, $0.01 par value.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT
                          QUARTER ENDED MARCH 31, 2000


                                                                                                 PAGE
                                   PART I - FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

            Consolidated Balance Sheets (unaudited) as of  March 31, 2000 and December                 3
            31, 1999

            Consolidated Statements of Operations (unaudited) for the three months ended
            March 31, 2000  and 1999                                                                   4


            Consolidated Statements of Cash Flows (unaudited) for the three months ended
            March 31, 2000 and 1999                                                                    5


            Notes to Consolidated Financial Statements (unaudited)                                     6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                             OPERATIONS                                               10


ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                26

                                     PART II - OTHER INFORMATION

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 27

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K                                                          27

            SIGNATURE PAGE                                                                            28

All share information in this report has been adjusted to reflect a 2-for-1 Common Stock split effected as a 100% stock dividend on March 8, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BE FREE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                             MARCH 31, 2000     DECEMBER 31, 1999
                                                                                             --------------     -----------------
                                    ASSETS
Current assets:
 Cash and cash equivalents................................................................        $122,664               $ 58,976
 Marketable securities....................................................................          37,825                 12,762
 Accounts receivable, net of allowances of $202 and $97 at March 31, 2000 and
  December 31, 1999, respectively.........................................................           2,409                  1,328
 Prepaid expenses.........................................................................           1,332                  1,013
 Other current assets.....................................................................             970                    269
                                                                                                  --------               --------
    Total current assets..................................................................         165,200                 74,348
Marketable securities.....................................................................          14,430                  7,954
Property and equipment, net...............................................................          11,784                  7,967
Intangible assets, net....................................................................         160,451                     --
Deposits..................................................................................             451                    340
Other assets..............................................................................             223                    228
                                                                                                  --------               --------
    Total assets..........................................................................        $352,539               $ 90,837
                                                                                                  ========               ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.........................................................................           1,026                    967
 Accrued expenses.........................................................................           5,022                  2,916
 Deferred revenue.........................................................................           2,035                    943
 Current portion of long-term debt........................................................           1,585                    943
                                                                                                  --------               --------
    Total current liabilities.............................................................           9,668                  5,769
Long-term debt, net of current portion....................................................           2,933                  2,507
                                                                                                  --------               --------
    Total liabilities.....................................................................          12,601                  8,276



Stockholders' equity:
 Common stock, $0.01 par value; 75,000,000 shares authorized at March 31, 2000 and December 31, 1999; 64,740,288 and 56,176,498
 shares issued at March 31, 2000 and December 31, 1999 respectively.......................             647                    562
 Additional paid-in capital...............................................................         379,403                113,274
 Unearned compensation....................................................................          (5,505)                (6,002)
 Stockholders' notes receivable...........................................................            (208)                  (208)
 Accumulated other comprehensive loss.....................................................             (39)                   (11)
 Accumulated deficit......................................................................         (34,360)               (25,017)
                                                                                                  --------               --------
                                                                                                   339,938                 82,598
 Treasury stock, at cost (244,996 shares at December 31, 1999)............................              --                    (37)
                                                                                                  --------               --------
 Total stockholders' equity...............................................................         339,938                 82,561
                                                                                                  --------               --------
    Total liabilities and stockholders' equity............................................        $352,539               $ 90,837
                                                                                                  ========               ========

    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                    Three months ended March 31,
                                                                    ---------------------------
                                                                       2000           1999
                                                                       ----           ----

Revenue:
  Performance marketing services ..............................   $   3,629       $     533

Operating expenses:
  Cost of revenue .............................................         603             101
  Sales and marketing (exclusive of equity related compensation
  of $153 and $101 for 2000 and 1999, respectively) ...........       3,559           1,265
  Client services (exclusive of equity related compensation
  of $39 and $31 for 2000 and 1999, respectively) .............       1,527             469
  Development and engineering (exclusive of equity related
  compensation of $40 and $34 for 2000 and 1999,
  respectively) ...............................................       1,568             562
  General and administrative (exclusive of equity related
  compensation of $40 and $284 for 2000 and 1999,
  respectively) ...............................................       1,176             351
  Equity related compensation .................................         272             450
  Amortization and merger related expenses ....................       5,349              --
                                                                  ------------    ------------
     Total operating expenses .................................      14,054           3,198
                                                                  ------------    ------------
     Operating loss ...........................................     (10,425)         (2,665)
  Interest income .............................................       1,166              18
  Interest expense ............................................         (85)           (234)
                                                                  ------------    ------------
Net loss ......................................................      (9,344)         (2,881)

Accretion of preferred stock to redemption value ..............          --             (97)
                                                                  ------------    ------------
Net loss attributable to common stockholders ..................   $   (9,344)   $    (2,978)
                                                                  ============    ============

Basic and diluted net loss per share attributable to common
stockholders...................................................   $    (0.17)   $     (0.24)
                                                                  ============    ============

Shares used in computing basic and diluted net loss per
share attributable to common stockholders......................   53,454,823    12,617,755



    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                         2000          1999
                                                                                         ----          ----
Cash flows for operating activities:
Net loss ..........................................................................    $ (9,344)     $(2,881)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ...................................................       5,050          179
  Equity related compensation .....................................................         272          450
  Provisions for doubtful accounts ................................................          84           17
  Changes in operating assets and liabilities net of the effects from the purchase of TriVida Corporation:
    Accounts receivable ...........................................................      (1,176)        (350)
    Prepaid expenses ..............................................................        (289)        (185)
    Deposits ......................................................................           3           20
    Accounts payable ..............................................................      (2,087)         347
    Accrued expenses ..............................................................         509          368
    Deferred revenue ..............................................................       1,114          822
    Other, net ....................................................................        (709)          27
                                                                                      ---------    ---------
Net cash used in operating activities .............................................      (6,573)      (1,186)
                                                                                      ---------    ---------
Cash flows for investing activities:
  Purchases of property and equipment .............................................        (780)        (279)
  Purchases of marketable securities ..............................................     (31,410)        --
  Cash paid for TriVida acquisition net of cash acquired...........................      (3,116)        --
                                                                                      ---------    ---------
Net cash used in investing activities .............................................     (35,306)        (279)
                                                                                      ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of Series B Convertible Participating Preferred Stock, net
  of issuance costs ...............................................................        --         25,000

  Proceeds from issuance of Common Stock, net of offering costs ...................     105,545         --
  Proceeds from exercise of options and warrants ..................................         251         --
  Proceeds from sales/leaseback ...................................................        --            241
  Payments on long-term debt ......................................................        (229)        (314)
                                                                                      ---------    ---------
Net cash provided by financing activities .........................................     105,567       24,927
                                                                                      ---------    ---------
Net increase in cash and cash equivalents .........................................      63,688       23,462
Cash and cash equivalents at beginning of year ....................................      58,976        4,327
                                                                                      ---------    ---------
Cash and cash equivalents at end of year ..........................................   $ 122,664    $  27,789
                                                                                      =========    =========



    The accompanying notes are an integral part of the financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)



A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS - Be Free, Inc. ("the Company") provides services that enable customers to generate, place and manage hyperlink promotions for their products and services in tens of thousands of locations on the Internet.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, the statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the period presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on December 31, 2000, or for any other future period.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securites and Exchange Commission on March 30, 2000.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.  ACQUISITION

  On February 29, 2000, the Company acquired TriVida Corporation ("TriVida"). TriVida provides personalization services to online merchants and content sites. These personalization services are designed to predict the buying behavior of a unique but anonymous user based upon the past browsing and buying behavior of that user as well as other anonymous users. In connection with the transaction, the Company issued common stock with approximate value of $165,000. The acquisition has been accounted for under the purchase method of accounting. The allocation of purchase price for TriVida resulted in goodwill of $110,000 and other intangibles, including patents, developed technology and workforce, of $55,000. These items have been recorded as intangible assets within the Consolidated Balance Sheet, and are being amortized on a straight line basis over three years. In the period ended March 31, 2000, the Company recorded a non-recurring charge to operations for acquisition-related costs of $765, which primarily related to employee severence. As of March 31, 2000, $630 of the total acquisition-related costs was included in accrued expenses.

The following unaudited pro forma consolidated results are presented as if the TriVida acquisition had occurred on January 1, 2000 and 1999, respectively. Based on an estimated useful life of three years for the intangible assets, the unaudited proforma consolidated results include an adjustment of approximately $9,168 and $13,753 for amortization expense for the three months ended March 31, 2000 and 1999 respectively and $765,000 in non-recurring acquisition related expense for the three months ended March 31, 1999.



                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2000              1999
                                                          ----              ----
Revenue..........................................       $  3,629          $     533
Net loss ........................................        (21,812)           (18,652)
Basic and diluted net loss per share ............          (0.41)             (1.48)


  The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the purchase been made at the beginning of the period presented or the future results of the combined operations.


C.  NET LOSS PER SHARE AND SUPPLEMENTAL LOSS PER SHARE


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

   Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                                                      Three Months Ended March 31,
                                                                                      ---------------------------
                                                                                        2000              1999
                                                                                        ----              ----
Options to purchase shares of common stock..................................          4,603,240        2,135,927
Shares of Preferred Stock convertible into shares of common stock...........                 --       23,796,522
Unvested shares of restricted stock.........................................          3,175,978        5,347,050
Warrants to purchase shares of common stock.................................            733,000        3,498,000
Warrants to purchase shares of Preferred Stock convertible into shares of
   common stock.............................................................                 --          700,000

   All outstanding shares of preferred stock were converted into common stock in the initial public offering on November 3, 1999.

   Supplemental basic and diluted loss per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common stock, as if the shares had converted immediately upon their issuance. Accordingly, net loss has been adjusted for the accrued dividends for preferred stock in the calculation of supplemental loss per share.

   The following is a calculation of supplemental net loss per share:

                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                                    2000          1999
                                                                                                    ----          ----
Supplemental net loss:
  Net loss attributable to common stockholders................................................  $    (9,344)  $    (2,978)
  Accretion of preferred stock to redemption value............................................           --            97
                                                                                                -----------   -----------

  Supplemental net loss.......................................................................  $    (9,344)  $    (2,881)
                                                                                                ===========   ===========

Shares used in computing supplemental basic and diluted net loss per share:
  Weighted average number of common shares outstanding........................................   53,454,823    12,617,755
  Weighted average impact of assumed conversion of preferred stock on
    issuance..................................................................................           --    10,746,628
                                                                                                -----------   -----------

  Shares used in computing supplemental basic and diluted net loss per share..................   53,454,823    23,364,383

  Basic and diluted supplemental net loss per common share....................................  $     (0.17)  $     (0.12)
                                                                                                ===========   ===========




D.  STOCKHOLDERS' EQUITY

  In relation to its acquisition of TriVida (see Note B), the Company issued 2,912,996 shares of its Common Stock for all of the outstanding shares of TriVida (valued at approximately $165,000).

  On March 8, 2000, the Company effected a 2-for-1 Common Stock split in the form of a 100% stock dividend to stockholders of record on March 1, 2000.

  On March 28, 2000, the Company sold 4,046,608 shares of its Common Stock in a secondary offering for approximately $105,262 in net cash proceeds, after deducting underwriting commissions and offering expenses.

E. COMPREHENSIVE INCOME

The following table reflects the components of comprehensive income:

                                                                     Three months ended March 31,
                                                                   ----------------------------------
                                                                      2000                 1999
                                                                      ----                 ----
Net loss.....................................................       $9,344               $2,978
Other comprehensive income:
Change in unrealized loss on marketable securities
 during the period...........................................           28                 --
                                                                    ------               ------


Comprehensive loss...........................................       $9,372               $2,978
                                                                    ======               ======



F.  SUPPLEMENTAL CASH FLOW DISCLOSURES


Supplemental non-cash investing activities:

The Company issued shares of Common Stock to acquire all of the capital stock of TriVida Corporation. In conjunction with the acquisition, the fair value of the assets acquired and liabilities assumed were as follows:

                                                                                     Three months ended March 31,
                                                                                     ----------------------------
                                                                                      2000                  1999
                                                                                      ----                  -----


Fair value of assets acquired................................................        $3,648                  --
Liabilities assumed..........................................................         3,963                  --
                                                                                     ------                ------
Net liabilities..............................................................        $ (315)                 --
                                                                                     ======                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause Be Free's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."


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

RESULTS OF OPERATIONS


Revenue

   To date, we have generated our performance marketing services revenue primarily from our BFAST affiliate marketing services. Be Free's revenue includes BFAST integration fees and monthly service fees for BFAST, BFIT and B-INTOUCH. Revenue from performance marketing services for the three months ended March 31, 2000 increased 581%, to $3.6 million from $533,000 for the three months ended March 31, 1999. The revenue increase resulted from the initiation of service for 214 additional customers during this period as well as increased activity from existing customers.

Cost of Revenue

   Cost of revenue consists of expenses related to the operation of our data interchange. These expenses primarily include depreciation and operating lease expense for systems and storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

   Cost of revenue for the three months ended March 31, 2000 increased 497%, to $603,000 from $101,000 for the same period last year. We added systems and storage equipment to increase our capacity and redundancy and to accommodate growth in the number and activity level of our customers. Cost of revenue increased because this additional investment in equipment resulted in higher depreciation, equipment lease and data center facilities expenses.

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

   Sales and marketing expenses for the three months ended March 31, 2000 increased 181%, to $3.6 million from $1.3 million during the same period last year, due to the expansion of the direct sales and internal telesales groups and
the incurrence of additional marketing costs.   Approximately $1.6 million of
the increase was due to higher personnel and related expense largely resulting from 57 new employees. An additional $180,000 was spent to increase our recruitment program to assist customers in attracting marketing partners. General marketing expenses increased approximately $190,000. We expect that sales and marketing expenses will continue to increase in future periods to support expected growth.

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

   Client services expenses for the three months ended March 31, 2000 increased 226% to $1.5 million from $469,000 for the same period last year. We added 47 new employees during the period to accommodate the growth of our customer base and the increased number of clients utilizing our optional services. We expect that client services expenses will increase in the future to support anticipated growth.

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

   Development and engineering expenses for the three months ended March 31, 2000 increased 179%, to $1.6 million from $562,000 for the same period last year. The increase is primarily due to personnel and related cost increases of approximately $750,000 from the addition of 54 employees, including the employees resulting from the acquisition of TriVida, and an increase of $129,000 in computer supplies and maintenance costs relating to additional equipment purchases. We expect to continue to invest in development and engineering to support anticipated growth.

General and Administrative Expenses

   General and administrative expenses principally consist of payroll and related costs and professional fees related to our general management, investor relations, finance and human resource functions. Facility and related costs are allocated to sales and marketing, development and engineering and general and administrative expenses based upon the relative number of employees in each area.

   General and administrative expenses for the three month period ended March 31, 2000 increased 235%, to $1.2 million from $351,000 for the same period last year. Increased personnel and related costs of approximately $524,000 resulted largely from the addition of 21 employees to support the expansion of the company. Professional services expenses increased $251,000 relating to legal, investor relations and general fees associated with being a public company. We expect that general and administrative expenses will increase in the future to support anticipated growth.

Equity Related Compensation Expenses

   Equity related compensation expenses are non-cash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses also include the fair value of options granted to consultants as of the date of grant, as determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123. Equity related compensation expenses for the three month period ended March 31, 2000 were $272,000 as compared to $450,000 for the same period last year due to the repayment of certain stockholder notes for the purchase of shares that were previously expensed.

   We expect to recognize equity related compensation expenses of at least $475,000 per quarter through the end of 2002 as a result of issuances of stock and stock options to employees and others with exercise or purchase prices subsequently determined to be below the fair market value at the dates of grant or award for financial reporting purposes.

Interest Income (Expense), net

   Interest income (expense), net consists of interest income earned on marketable securities and cash, partially offset by interest expense on our borrowings.

   As a result of the partial investment of the net proceeds raised during our public offerings, net interest income for the three month period ended March 31, 2000 was $1.1 million as compared to net interest expense of $216,000 for the same period last year. Net interest income for the three months ended March 31, 1999 resulted from interest income of $1.2 million net of $85,000 in interest expense for leases, as compared to interest income of $18,000 offset by $234,000 interest expense on borrowings for the same prior year period.

Amortization and merger related expenses

   We incurred merger related expenses of $5.3 million during the first three months ended March 31, 2000 in connection with the acquisition of TriVida Corporation. These expenses include $765,000 of estimated one-time acquisition-related costs, primarily for employee severance, and $4.5 million of amortization expense related to the writedown of the intangible assets acquired. We are amortizing the approximately $165 million of intangible assets acquired on a straight line basis over three years and expect to recognize amortization expense of approximately $13.8 million per quarter through February 2002.

Liquidity and Capital Resources

   Cash used in operating activities for the three months ended March 31, 2000, totaled $9.9 million. Net loss of $9.3 million included a $5 million increase in non-cash depreciation and amortization expense primarily composed of $4.5 million in expenses relating to the amortization of intangible assets associated with the acquisition of TriVida. Accounts receivable increased $1.1 million with the growth in our customer base. Cash used for accounts payable was $2.1 million, primarily relating to the payment of capital equipment purchases and operating expenses for TriVida subsequent to the acquisition, with the balance attributable to payment timing differences. Deferred revenue increased $1.1 million, largely as a result of a customer prepayment of annual BFAST service fees.

   Cash used in investing activities for the three months ended March 31, 2000 totaled $35.3 million and is largely attributable to the purchase of marketable securities totaling $31.4 million from the proceeds of our secondary offering as well as a portion of the proceeds raised in our initial public offering. Net cash used for investment banker fees, legal fees and other costs associated with the TriVida acquisition, totaled $3.1 million. Capital expenditures for the period totaled $780,000 and largely related to the purchase of additional system and storage equipment. We expect that capital expenditures will increase significantly as our customer and employee base grow and as we expand the number and capacity of our data centers. We expect to secure a new line of credit for future capital expenditures.

   Cash provided by financing activities was $105.5 million from the proceeds received from Be Free's sale of 4,046,608 shares of its common stock through a secondary offering in March 2000, net of underwriters commission and offering expenses. Prior to the secondary public offering, Be Free financed its operations through net cash proceeds from its initial public offering in November 1999, the private sale of securities and borrowings.

   As of March 31, 2000, Be Free's primary financial commitments consisted of obligations outstanding under capital and operating leases for computer equipment and office space of $4.5 million.

   As of March 31, 2000, Be Free had $122.6 million in cash and cash equivalents, $52.3 million in marketable securities and $155.5 million in working capital. Since its inception, Be Free has significantly increased its operating expenses. Be Free anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses and capital expenditures will require the use of a portion of Be Free's cash resources. Be Free may use a portion of its cash to acquire additional businesses, products and technologies that are complementary to its business.

   The Company believes that its current cash balances and marketable securities and borrowings will be sufficient to meet our debt service, operating and
capital requirements for at least the next 12 months.   While we do not
anticipate that this would be necessary, if cash was insufficient to satisfy Be Free's liquidity requirements, Be Free may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all, or if available, will be on terms acceptable to us. The issuance of additional equity securities could result in additional dilution to our shareholders.

YEAR 2000 ISSUES

  In prior periods, we have discussed how the Year 2000 computer problem relates to our business, and the nature and progress of our preparations for the Year 2000 transition. Although the transition from 1999 to 2000 has passed and we are not aware of any Year 2000 problems with our services, our internal systems or those of our customers or their affiliates, it is possible that Year 2000 problems could be discerned in the future that might have a material adverse effect on our business, financial condition and/or prospects. See "Factors That May Affect Future Results". We will continue to monitor for Year 2000 issues affecting business throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly do not believe that the adoption of the SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137, ''Deferral of the effective date of FASB Statement No. 133,'' in fiscal year 2001.

   On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. Any changes in accounting and disclosures relating to SAB 101 must be reported no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. Be Free adopted SAB 101 in January 2000.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Be Free does not expect the application of FIN 44 to have a material impact on the company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   Be Free operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. The following discussion highlights some of the risks which may affect future operating results.

   OUR LIMITED OPERATING HISTORY MAKES THE EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT

   We introduced our first performance marketing services and recorded our first revenue from these services in the third quarter of 1997. Accordingly, you have limited information about our company with which to evaluate our business, strategies and performance and an investment in our common stock. Before buying our common stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose business depends on the Internet. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

   WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

   Our accumulated deficit as of March 31, 2000 was $34.4 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. As a result of our acquisition of TriVida, we currently expect to record amortization expenses of approximately $55.0 million per year during the next three years and additional expenses related to the integration of TriVida, which may include employee severance and other restructuring charges, in the first-half of 2000. We may incur additional expenses related to our acquisition of TriVida. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. To support our current and future lines of business, we plan to invest in our technology and infrastructure, including an expansion of our existing data center and the opening of new data centers. We also intend to increase our expenditures relating to sales and marketing and product development activities. The timing of our investments and expansion could cause material fluctuations in our results of operations. We also plan to purchase additional capital equipment, which will result in additional depreciation expense. Our losses will increase in the future, in part because of the amortization of intangible assets, and we may not be able to achieve or sustain profitability. We will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   Software defects or inaccurate data may cause incorrect recording, reporting or display of information about transactions to our customers, their marketing partners or both. Inaccurate information could cause our customers to overpay or under-pay their marketing partners. As a result, we could be held liable for any damages incurred by our customers or their marketing partners. In addition, we provide an optional payment service for our customers. For a fixed fee, we prepare and distribute checks to a customer's marketing partners in payment of their commissions. These checks are drawn against a Be Free checking account that is funded by the customer prior to release of the checks. Software defects and inaccurate data may cause us to send these checks to the wrong party, in the wrong amounts, or on an untimely basis, any of which could cause liability for us, lead to customer dissatisfaction, or both. Software defects or inaccurate data may also provide us with an inaccurate basis on which to extend, terminate or alter our customer relationships and may lead to customer dissatisfaction. As a result, we could lose customers or mismanage our customer relationships. Our services depend on complex software that we have internally developed or licensed from third parties. Software often contains defects, particularly when first introduced or when new versions are released, which can adversely affect performance or result in inaccurate data. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. In addition, our services depend on our customers and their marketing partners supplying us with data regarding contacts, performance and sales. They may provide us with erroneous or incomplete data.


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


IF WE FAIL TO MANAGE EFFECTIVELY THE RAPID GROWTH IN OUR OPERATIONS, OUR BUSINESS AND PROSPECTS WILL BE MATERIALLY AND ADVERSELY AFFECTED

   We have experienced rapid growth and expansion in our operations that have placed a significant strain on our managerial, operational and financial resources. We have grown from 12 employees as of June 30, 1998 to 256 employees as of March 31, 2000, including 34 employees added as a result of the TriVida acquisition, and we expect the number of employees to increase in the future. To compete successfully, we must:

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


WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS OR STOCKHOLDERS

   We believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance. If our quarterly operating results fall below the expectations of securities analysts or stockholders, however, the price of our common stock could fall. We have experienced significant fluctuation in our quarterly operating results and may continue to experience significant fluctuation. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the factors causing fluctuation of quarterly operating results.


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



ITEM 3.  QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not currently use derivative financial instruments. Be Free generally invests its excess cash in marketable security investments in high credit quality instruments, primarily U.S. government obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of two years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On February 29, 2000, Be Free consummated the merger (the "Merger") of a wholly-owned subsidiary ("Merger Sub") with and into TriVida Corporation, a California corporation ("TriVida"), pursuant to the Agreement and Plan of Merger, dated February 15, 2000, by and among the Company, Merger Sub and TriVida. As a result of the consummation of the Merger, we issued 2,933,276 shares of Common Stock and reserved for issuance an additional 566,592 shares pursuant to assumed options. This issuance was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in
Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder.

     (d) On November 2, 1999, the Securities and Exchange Commission declared effective Be Free's Registration Statement on Form S-1 (File No. 333-84535) relating to the initial public offering of Be Free's Common Stock, $0.01 par value per share. The offering commenced on November 3, 1999 and a total of 12,880,000 shares (retroactively adjusted for Be Free's 2-for-1 stock split paid on March 8, 2000) covered by the Registration Statement were sold, including the exercise in full of the underwriters' over-allotment option. The proceeds to Be Free, net of underwriting commissions and offering expenses, was approximately $70.5 million. As of March 31, 2000, Be Free spent approximately $5.0 million to repay certain subordinated debt, $630,000 in capital expenditures, $5.5 million for sales and marketing, $2.7 million for client services expenses, $2.7 million for development and engineering costs and $2.0 million for other working capital general corporate purposes. Pending their use, the proceeds from Be Free's initial public offering are invested in investment grade, interest-bearing securities. None of the proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of Be Free's equity securities, or affiliates of Be Free.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

           2. Agreement and Plan of Merger, dated February 15, 2000 by and among Be Free, Inc., Cyrano Acquisition Corp. and TriVida Corporation (Incorporated by reference to Exhibit 2 of the registrants' Current Report on Form 8-K filed on March 14,
                2000).

          10.18 TriVida Corporation 1998 Equity Incentive Plan as assumed by the Registrant on February 29, 2000 (Incorporated by reference to
                Exhibit 10.18 of the registrant's Registration Statement on Form S-1 (333-31916)).

          23.   Financial Data Schedule

     (b) Reports on Form 8-K - During the quarter ended March 31, 2000, the Registrant filed Current Reports on Form 8-K with the SEC on March 14, 2000 and February 17, 2000.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                         BE FREE, INC.
                                         (Registrant)


Date: May 15, 2000                       /s/ Gordon B. Hoffstein
                                         ------------------------
                                         Gordon B. Hoffstein
                                         Chief Executive Officer,
                                         President and Chairman
                                         (Principal Executive Officer)


Date: May 15, 2000                       /s/ Stephen M. Joseph
                                         -----------------------------
                                         Stephen M. Joseph
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)