Form 10-Q/A
period 2000-03-31
BE FREE INC
filed 2000-06-01
CIK 1084866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------
                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

      FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

     On March 31, 2000, the Registrant had outstanding 64,740,288 shares of voting Common Stock, $0.01 par value.

   This Amendment is being filed to correct a typographical error in Item 2 with respect to the cash used in operations for the three months ended March 31, 2000, set forth in the first paragraph under the heading "Liquidity and Capital Resources". The correct amount is $6.6 million, which had previously been reported as $9.9 million. As corrected, the entire Item 2 is set forth below.

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

Liquidity and Capital Resources

   Cash used in operating activities for the three months ended March 31, 2000, totaled $6.6 million. Net loss of $9.3 million included a $5 million increase in non-cash depreciation and amortization expense primarily composed of $4.5 million in expenses relating to the amortization of intangible assets associated with the acquisition of TriVida. Accounts receivable increased $1.1 million with the growth in our customer base. Cash used for accounts payable was $2.1 million, primarily relating to the payment of capital equipment purchases and operating expenses for TriVida, subsequent to the acquisition, with the balance attributable to payment timing differences. Deferred revenue increased $1.1 million, largely as a result of a customer prepayment of annual BFAST service fees.

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


IF WE FAIL TO MANAGE EFFECTIVELY THE RAPID GROWTH IN OUR OPERATIONS, OUR BUSINESS AND PROSPECTS WILL BE MATERIALLY AND ADVERSELY AFFECTED

   We have experienced rapid growth and expansion in our operations that have placed a significant strain on our managerial, operational and financial resources. We have grown from 12 employees as of June 30, 1998 to 256 employees as of March 31, 2000, including 34 employees added as a result of the TriVida acquisition, and we expect the number of employees to increase in the future. To compete successfully, we must:

  o  continue to improve our financial and management controls;

  o  enhance our reporting systems and procedures;

  o  continue to scale our performance marketing systems;

  o  expand, train and manage our work force;

  o  integrate new customers effectively; and

  o  expand our sales, marketing and customer support departments.


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

   The success of this acquisition will depend on:

   o the acceptance of personalization services in online marketing among merchants, their affiliates and Internet users;

   o  successfully integrating and managing TriVida's operations with ours;

   o  retaining the software developers and other key employees of TriVida;

   o  developing, integrating and marketing personalization services; and

   o controlling costs and expenses, as well as the demands on our management associated with the TriVida acquisition.

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

   We buy and lease hardware, including our servers and storage arrays from Sun Microsystems and EMC Corporation. We also license software, including our servers' operating systems, Web server technology, database technology, graphical user interface technology and encryption technology, primarily from Sun Microsystems, Oracle Corporation and PowerSoft. If these vendors changed the terms of our license arrangements with them so that it would be uneconomical to purchase our essential products from them, or if they were unable or unwilling to supply us with a sufficient quantity of properly functioning products, our business could be materially and adversely affected due to:

   o business interruption caused by any delay in product and service development until equivalent technology can be identified; and

   o  the cost of integrating new technology.


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

   We believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance. If our quarterly operating results fall below the expectations of securities analysts or stockholders, however, the price of our common stock could fall. We have experienced significant fluctuation in our quarterly operating results and may continue to experience significant fluctuation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the factors causing fluctuation of quarterly operating results.


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

   International operations are subject to other inherent risks, including:

   o  the impact of recessions in economies outside the United States;

   o  changes in regulatory requirements;

   o  potentially adverse tax consequences;

   o  difficulties and costs of staffing and managing foreign operations;

   o  political and economic instability;

   o  compliance with foreign regulations regarding Internet privacy concerns;

   o  fluctuations in currency exchange rates; and

   o seasonal reductions in business activity during the summer months in Europe and some other parts of the world.


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


ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY

   Some provisions of our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable, which could reduce the market price of our common stock. These provisions include:

   o authorizing the issuance of blank check preferred stock or additional shares of common stock;

   o providing for a classified board of directors with staggered, three-year terms;

   o providing that directors may only be removed for cause by a two-thirds vote of stockholders;

   o  limiting the persons who may call special meetings of stockholders;

   o  prohibiting stockholder action by written consent; and

   o establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

   Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us.

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  BE FREE, INC.
                                  (Registrant)


Date: May 31, 2000                /s/ Gordon B. Hoffstein
      ------------                ----------------------------------
                                  Gordon B. Hoffstein
                                  Chief Executive Officer, President and
                                  Chairman
                                  (Principal Executive Officer)


Date: May 31, 2000                /s/ Stephen M. Joseph
      ------------                ----------------------------------
                                  Stephen M. Joseph
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)