Form 10-Q
period 2000-06-30
BE FREE INC
filed 2000-08-14
CIK 1084866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

      FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2000

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ile such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No  [ ]

As of June 30, 2000 the registrant had outstanding 65,204,794 shares of voting common stock, $0.01 par value per share.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT
                          QUARTER ENDED JUNE 30, 2000


                        PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

       Consolidated Balance Sheets (unaudited) as of
       June 30, 2000 and December 31, 1999                  3

       Consolidated Statements of Operations
       (unaudited) for the three months and
       six months ended June 30, 2000 and 1999              4

       Consolidated Statements of Cash Flows
       (unaudited) for the six months ended
       June 30, 2000 and 1999                               5


       Notes to Consolidated Financial
       Statements (unaudited)                               6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
       ABOUT MARKET RISK                                   24

                          PART II - OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS           25

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 25

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                    26

       SIGNATURE PAGE                                      27

       EXHIBIT INDEX                                       28

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         BE FREE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                  (Unaudited)

                                                                                        June 30,  2000      December 31, 1999
                                                                                        --------------      -----------------

                                                        ASSETS
Current assets:
   Cash and cash equivalents...........................................................   $ 38,428               $ 58,976
   Marketable securities...............................................................     82,530                 12,762
   Accounts receivable, net of allowances of $380 at June 30, 2000 and $97 at
    December 31, 1999, respectively....................................................      3,251                  1,328
   Prepaid expenses....................................................................      1,555                  1,013
   Other current assets................................................................      1,850                    269
                                                                                          --------               --------
       Total current assets............................................................    127,614                 74,348
Marketable securities..................................................................     47,561                  7,954
Property and equipment, net............................................................     15,655                  7,967
Intangible assets, net.................................................................    146,698                     --
Deposits...............................................................................      1,072                    340
Other assets, net......................................................................        746                    228
                                                                                          --------               --------
       Total assets....................................................................   $339,346               $ 90,837
                                                                                          ========               ========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................      3,754                    967
   Accrued expenses....................................................................      5,891                  2,916
   Deferred revenue....................................................................      1,951                    943
   Current portion of long-term debt...................................................      2,390                    943
                                                                                          --------               --------
      Total current liabilities........................................................     13,986                  5,769
Long-term debt, net of current portion.................................................      3,694                  2,507
                                                                                          --------               --------
      Total liabilities................................................................     17,680                  8,276

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.01 par value; 250,000,000 and 75,000,000 shares authorized at June 30, 2000 and December 31, 1999 respectively; 65,204,794 and 56,176,498
    shares issued at June 30, 2000 and December 31, 1999 respectively...................       652                    562
   Additional paid-in capital...........................................................   379,704                113,274
   Unearned compensation................................................................    (5,011)                (6,002)
   Stockholders' notes receivable.......................................................      (116)                  (208)
   Accumulated other comprehensive loss.................................................       (83)                   (11)
   Accumulated deficit..................................................................   (53,480)               (25,017)
                                                                                          --------               --------
                                                                                           321,666                 82,598
Treasury stock, at cost (244,996 shares at December 31, 1999)...........................        --                    (37)
                                                                                          --------               --------
Total stockholders' equity..............................................................   321,666                 82,561
                                                                                          --------               --------
Total liabilities, stockholders' equity.................................................  $339,346               $ 90,837
                                                                                          ========               ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                              2000            1999          2000          1999
                                                                              ----            ----          ----          ----
Revenue:
   Performance marketing services.....................................   $     4,320    $        863     $   7,949    $     1,396

Operating expenses:
      Cost of revenue.................................................           852             137         1,455            238
      Sales and marketing (exclusive of equity related compensation of $153 and $121 for the three months ended June 2000 and 1999, respectively, and $305 and $222 for the six months
       ended June 2000 and 1999, respectively)........................         4,746           2,085         8,305          3,350
      Client services (exclusive of equity related compensation
       of $39 and $126 for the three months ended June 2000 and 1999, respectively, and $79 and $156 for the six months ended
       June 2000 and 1999, respectively...............................         1,798             677         3,325          1,146
      Development and engineering (exclusive of equity related
       compensation of $36 and $42 for the three months ended
       June 2000 and 1999, respectively and $76 and $76 for
       the six months ended June 2000 and 1999, respectively..........         2,729             920         4,297          1,482
      General and administrative (exclusive of equity related
       compensation of $160 and $214 for the three months ended
       June 2000 and 1999, respectively, and $200 and $499 for
       the six months ended June 2000 and 1999, respectively) ........         1,755             503         2,931            854
      Equity related compensation.....................................           388             503           660            953
      Amortization and merger related expenses .......................        13,754              --        19,103             --
                                                                         -----------     -----------   -----------    -----------
                Total operating expenses .............................        26,022           4,825        40,076          8,023
                                                                         -----------     -----------   -----------    -----------
                Operating loss .......................................       (21,702)         (3,962)      (32,127)        (6,627)

      Interest income.................................................         2,688             259         3,854            277
      Interest expense................................................          (104)           (211)         (189)          (445)
                                                                         -----------     -----------   -----------    -----------
Net loss..............................................................       (19,118)         (3,914)      (28,462)        (6,795)
Accretion of preferred stock to redemption value......................            --            (604)           --           (701)
                                                                         -----------     -----------   -----------    -----------
Net loss attributable to common stockholders..........................   $   (19,118)    $    (4,518)  $   (28,462)   $    (7,496)
                                                                         ===========     ===========   ===========    ===========

Basic and diluted net loss per share
 attributable to common stockholders..................................   $     (0.31)    $     (0.36)  $     (0.49)   $     (0.59)

Shares used in computing basic and diluted net
 loss per share attributable to common stockholders...................    61,962,583      12,669,634    58,242,508     12,643,838


   The accompanying notes are an integral part of the consolidated financial statements.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                       ---------------------------
                                                                                             2000          1999
                                                                                          ---------       -------

Cash flows for operating activities:
   Net loss...........................................................................    $ (28,462)      $(6,795)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization....................................................       19,812           482
     Equity related compensation......................................................          660           953
     Provisions for doubtful accounts.................................................          283            14
     Changes in operating assets and liabilities net of the effects from the purchase of TriVida Corporation:
           Accounts receivable........................................................       (2,195)         (543)
           Prepaid expenses...........................................................         (202)         (533)
           Deposits...................................................................            3           (39)
           Accounts payable...........................................................         (852)           49
           Accrued expenses...........................................................          413           729
           Deferred revenue...........................................................        1,008         1,052
           Other, net.................................................................       (2,166)          (55)
                                                                                          ---------       -------
Net cash used in operating activities.................................................      (11,698)       (4,686)
                                                                                          ---------       -------
Cash flows for investing activities:

   Purchases of property and equipment................................................       (2,018)         (598)
   Cash paid for TriVida acquisition, net of cash acquired............................       (3,446)           --
   Proceeds from the sale of marketable securities....................................       30,411            --
   Purchases of marketable securities.................................................     (139,503)       (2,932)
                                                                                          ---------       -------

Net cash used in investing activities                                                      (114,556)       (3,530)
                                                                                          ---------       -------
Cash flows from financing activities:

   Proceeds from issuance of Series B Convertible Participating
    Preferred Stock, net of issuance costs............................................           --        24,945
   Proceeds from issuance of Common Stock, net of offering costs .....................      105,122            --
   Proceeds from exercise of options and warrants.....................................          668            --
   Proceeds from Employee Stock Purchase Plan.........................................          519            --
   Proceeds from notes receivable from stockholders...................................           92           464
   Proceeds from sales/leaseback......................................................           --           241
   Payment on long-term debt..........................................................         (693)         (386)
                                                                                          ---------       -------
Net cash provided by financing activities.............................................      105,708        25,264
                                                                                          ---------       -------
Effect of exchange rate changes on cash...............................................           (2)           --
                                                                                          ---------       -------

Net increase (decrease)  in cash and cash equivalents.................................      (20,548)       17,048
Cash and cash equivalents at beginning of period......................................       58,976         4,327
                                                                                          ---------       -------
Cash and cash equivalents at end of period............................................    $  38,428       $21,375
                                                                                          =========       =======


   The accompanying notes are an integral part of the consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS - Be Free, Inc. (the "Company") provides services that enable customers to generate, place and manage hyperlink promotions for their products and services in tens of thousands of locations on the Internet.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, the statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the company's Annual Report on Form 10-K. The December 31, 1999 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the period presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on December 31, 2000, or for any other future period.

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

B.  ACQUISITION

  On February 29, 2000, the Company acquired TriVida Corporation ("TriVida"). TriVida provides personalization services to online merchants and content sites. These personalization services are designed to predict the buying behavior of a unique but anonymous user based upon the past browsing and buying behavior of that user as well as other anonymous users. In connection with the transaction, the Company issued common stock with approximate value of $165,000. The acquisition has been accounted for under the purchase method of accounting. The allocation of purchase price for TriVida resulted in goodwill of $110,000 and other intangibles, including patents, developed technology and workforce, of $55,000. These items have been recorded as intangible assets within the Consolidated Balance Sheet, and are being amortized on a straight line basis over three years. In the period ended March 31, 2000, the Company recorded a non-recurring charge to operations for acquisition-related costs of $765, which primarily related to employee severence. During the period ended June 30, 2000 the Company paid $201 and $336 in acquisition-related costs during the respective three and six months ended June 30, 2000. As of June 30, 2000, $429 of the total acquisition-related costs were included in accrued expenses.

The following unaudited pro forma consolidated results are presented as if the TriVida acquisition had occurred on January 1, 2000 and 1999, respectively. Based on an estimated useful life of three years for the intangible assets, the unaudited proforma consolidated results include an adjustment of approximately $9,168 and $27,506 for amortization expense for the six months ended June 30, 2000 and 1999 respectively, and $765,000 in non-recurring acquisition related expense for the six months ended June 30, 1999.


                                               FOR THE SIX MONTHS ENDED JUNE 30
                                               --------------------------------
                                                    2000             1999
                                                  --------         ---------
Net sales ......................................  $  7,949        $   1,396
Net loss .......................................   (40,930)         (37,321)
Basic and diluted net loss per share ...........  $  (0.69)       $   (2.65)


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

   Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                                                                June 30,
                                                                                      ----------------------------
                                                                                         2000               1999
                                                                                      ---------         ----------
Options to purchase shares of common stock..................................          6,155,581          2,638,792
Shares of Preferred Stock convertible into shares of common stock...........                 --         23,796,522
Unvested shares of restricted stock.........................................          3,082,053          5,347,050
Warrants to purchase shares of common stock.................................            733,000          3,498,000
Warrants to purchase shares of Preferred Stock convertible into shares of
 Common stock...............................................................                 --            700,000

   All outstanding shares of preferred stock were converted into common stock in the initial public offering on November 3, 1999.

D. STOCKHOLDERS' EQUITY

  In connection with its acquisition of TriVida (see Note B), the Company issued 2,912,996 shares of its Common Stock for all of the outstanding shares of TriVida (valued at approximately $165,000).

  On March 8, 2000, the Company effected a 2-for-1 Common Stock split in the form of a 100% stock dividend to stockholders of record on March 1, 2000. All financial statements presented give effect to this stock dividend.

  On March 28, 2000, the Company sold 4,046,608 shares of its Common Stock in a secondary offering for approximately $104,696 in net cash proceeds, after deducting underwriting commissions and offering expenses.


E. COMPREHENSIVE INCOME (LOSS)

The following table reflects the components of comprehensive income (loss):

                                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED
                                                                     -----------------------------  ---------------------
                                                                                  JUNE 30                 JUNE 30
                                                                                  -------
                                                                               2000        1999       2000       1999
                                                                             --------    -------    --------    -------
Net loss................................................................     $(19,118)   $(3,914)   $(28,462)   $(6,795)
Other comprehensive income:
  Change in unrealized loss on marketable
   securities during the period.........................................          (42)        --         (70)        --
  Foreign currency translation adjustments..............................           (2)        --          (2)        --
                                                                             --------    -------    --------    -------
Comprehensive loss......................................................     $(19,162)   $(3,914)   $(28,534)   $(6,795)
                                                                             ========    =======    ========    =======



F.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                                           Six months ended June 30,
                                                                                    ---------------------------------------
                                                                                            2000                  1999
                                                                                          ------                ------
Supplemental schedule of noncash investing and financing activities:

The Company issued shares of common stock to acquire all of the capital stock of TriVida Corporation. In conjunction with the acquisition, the fair value of the assets acquired and liabilities assumed were as follows:
    Fair value of assets acquired.....................................................    $3,648                    --
    Liabilities assumed...............................................................     3,963                    --
                                                                                          ------
    Net liabilities...................................................................    $ (315)                   --
                                                                                          ======
Purchase of property and equipment under capital lease
 obligations and equipment financing..................................................    $1,098                $2,675


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."


Overview

   We are a leading provider of performance marketing services which enable our customers to promote their products and services in tens of thousands of locations on the Internet and to pay for these promotions based on performance. Our solutions--BFAST and B2BFAST affiliate marketing services, BSELECT personalization services, B-INTOUCH e-mail referral services and BFIT advertising services--are designed to increase our customers' online sales or traffic and to decrease their cost of customer acquisition. We are seeking to develop additional performance marketing services and plan to further our service offerings in 2000.

RESULTS OF OPERATIONS

Revenue

   To date, we have generated our performance marketing services revenue primarily from our BFAST affiliate marketing services. Be Free's revenue includes BFAST integration fees and monthly service fees for BFAST, BFIT and B-INTOUCH. Revenue from performance marketing services for the three months ended June 30, 2000 increased 401%, to $4.3 million from $863,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 total revenue increased 469% to $7,949 million from $1,396 million for the six months ended June 30, 1999. The revenue increase resulted from the initiation of service for 267 additional customers during this period as well as increased customer activity.

Cost of Revenue

   Cost of revenue consists of expenses related to the operation of our data interchange. These expenses primarily include depreciation and operating lease expense for systems and storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

   Cost of revenue for the three months ended June 30, 2000 increased 522%, to $852,000 from $137,000 for the same period last year. For the six months ended June 30, 2000, cost of revenue increased 511% to $1.5 million from $238,000 for the six months ended, June 30, 1999. We added systems and storage equipment to increase our capacity and redundancy and to accommodate growth in the number and activity level of our customers. Cost of revenue increased since this additional investment in equipment resulted in higher depreciation, equipment lease and data center facilities expenses.

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

   Sales and marketing expenses for the three months ended June 30, 2000 increased 128%, to $4.7 million from $2.1 million during the same period last year. For the six months ended June 30, 2000, sales and marketing expenses increased 148%, to $8.3 million from $3.4 million for the six months ended June 30, 1999.

   The increase was primarily due to the expansion of the direct sales and internal telesales groups and the incurrence of additional marketing costs. Approximately $1.5 million of the increase was due to higher personnel and related expense largely resulting from 46 new employees. An additional $218,000 was spent to increase our recruitment program to assist customers in attracting marketing partners. General marketing expenses increased approximately $552,000 which included advertising, direct mail and user conference expenses in the second quarter of 2000 primarily designed to sign new customers before the holiday buying season. We expect that sales and marketing expenses will decrease as a percentage of revenue in future periods.

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

   Client services expenses for the three months ended June 30, 2000 increased 166% to $1.8 million from $677,000 for the same period last year. For the six months ended June 30, 2000, client services expenses increased 190%, to $3.3 million from $1.1 million for the six months ended June 30, 1999. The number of client service employees increased to 78 as of June 30, 2000 from 29 as of June 30, 1999 to accommodate the growth of our customer base and the increased number of clients utilizing our optional services. We expect that client services expenses will decrease as a percentage of revenue in the future as we continue to automate certain client services processes.

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

   Development and engineering expenses for the three months ended June 30, 2000 increased 196% to $2.7 million from $920,000 for the same quarter last year. For the six months ended June 30, 2000, development and engineering expenses increased 190%, to $4.3 million from $1.5 million for the six months ended June 30, 1999. The increase in the current quarter is primarily due to personnel and related cost increases of approximately $1.1 million from the addition of 64 employees including the employees resulting from the acquisition of TriVida, and an increase of $166,000 in computer supplies and maintenance costs relating to additional equipment purchases. We do not anticipate significant changes in development and engineering costs as a percentage of revenue over the next several quarters.

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

   General and administrative expenses for the three months ended June 30, 2000 increased 249%, to $1.8 million from $503,000 for the same period last year.
For the six months ended June 30, 2000, general and administrative expenses increased 243%, to $2.9 million from $854,000 for the six months ended June 30, 1999. Increased personnel and related costs of approximately $419,000 for the current quarter resulted largely from the addition of 17 employees to support the expansion of the company. Professional services expenses for the quarter increased $373,000 relating to legal, investor relations and general fees associated with being a public company. We do not expect significant changes in general and administrative expenses as a percentage of revenue in future quarters.

Equity Related Compensation Expenses

   Equity related compensation expenses are non-cash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses also include the fair value of options granted to consultants as of the date of grant, as determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123. Equity related compensation expenses for the three months ended June 30, 2000, were $388,000 as compared to $503,000 for the same period last year. For the six months ended June 30, 2000, equity related compensation expenses were $660,000 as compared to $953,000 for the same period last year due to the repayment of certain stockholder notes for the purchase of shares that were previously expensed.

   We expect to recognize equity related compensation expenses of at least $475,000 per quarter through the end of 2002 as a result of issuances of stock and stock options to employees and others with exercise or purchase prices subsequently determined to be below the fair market value at the dates of grant or award for financial reporting purposes.

Amortization and merger related expenses

   Merger related expenses of $13.7 during the three months ended June 30, 2000 and $19.1 million during the six months ended June 30, 2000 resulted from the acquisition of TriVida Corporation. These expenses include $765,000 of estimated one time acquisition related costs, primarily for employee severance, and $18.3 million of amortization expense related to the intangible assets acquired. We are amortizing the approximate $165 million of intangible assets acquired on a straight line basis over three years and expect to recognize amortization expense of approximately $13.8 million per quarter through February 2002.

Interest Income (Expense), net

   Interest income (expense), net consists of interest income earned on marketable securities and cash, partially offset by interest expense on our borrowings.

   As a result of the partial investment of the net proceeds raised during our public offerings, net interest income for the three months ended June 30, 2000 was $2.6 million as compared to net interest income of $48,000 for the same period last year. Net interest income for the six months ended June 30, 2000 resulted from interest income of $3.9 million net of $189,000 in interest expense for leases, as compared to interest income of $277,000 offset by $445,000 interest expense on borrowings for the same prior year period.


LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operating activities for the six months ended June 30, 2000, totaled $11.7 million. Our net loss of $28.5 million included a $19.8 million increase in non-cash depreciation and amortization expense including $18.3 million in expenses relating to the amortization of intangible assets associated with the acquisition of TriVida. Accounts receivable increased $2.2 million with the growth in our customer base and a slight deterioration of accounts receivable aging. Deferred revenue increased $1.0 million due to the deferral of implementation fees and an increase in the number of customers. Other, net increased $2.2 million due in part to net capitalized costs associated with software developed for internal use of approximately $716,000 and interest receivable on marketable securities of approximately $1.2 million.

   Cash used in investing activities for the six months ended June 30, 2000 totaled $114.6 million. Purchases and sales of marketable securities totaled $139.5 million and $30.4 million, respectively. Investment activity in marketable securities is a result of the proceeds of our secondary offering, as well as, a portion of the proceeds raised in our initial public offering. Capital expenditures for the period totaled approximately $2.0 million and were largely related to the purchase of additional system and storage equipment. We expect that capital expenditures will increase significantly as our customer and employee base grow and as we expand the number and capacity of our data centers. We expect to secure a new line of credit for future capital expenditures.

   Cash provided by financing activities for the six months ended June 30, 2000 totaled $105.7 million, of which, $105.1 million was from the proceeds received from Be Free's sale of 4,046,608 shares of its common stock through a public offering in March 2000, net of underwriters commission and offering expenses. Prior to the March 2000 public offering, Be Free financed its operations through net cash proceeds from its initial public offering in November 1999, the private sale of securities and borrowings. In May 2000, Be Free entered into a capital lease agreement for software licenses and support of approximately $2.0 million.

   As of June 30, 2000, Be Free's primary financial commitments consisted of obligations outstanding under capital and operating leases for computer equipment and office space of approximately $12 million.

   As of June 30, 2000, Be Free had $38.4 million in cash and cash equivalents, $130.1 million in marketable securities and $113.6 million in working capital. Since its inception, Be Free has significantly increased its operating expenses. Be Free anticipates that it will continue to experience significant growth in its operating expenses for the foreseeable future and that its operating expenses and capital expenditures will require the use of a portion of Be Free's cash resources. Be Free may use a portion of its cash to acquire additional businesses, products and technologies that are complementary to its business.

   Be Free believes that its current cash balances and marketable securities and borrowings will be sufficient to meet our debt service, operating and capital
requirements for at least the next 12 months.   While we do not anticipate that
this would be necessary, if cash were insufficient to satisfy Be Free's liquidity requirements, Be Free may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. The issuance of additional equity securities could result in additional dilution to our shareholders.

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

   On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. Any changes in accounting and disclosures relating to SAB 101 must be reported no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company believes that it complies with the requirements of SAB 101.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the company's financial position or results of operations.


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

   WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

   Our accumulated deficit as of June 30, 2000 was $53.5 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. As a result of our acquisition of TriVida, we currently expect to record amortization expenses of approximately $55.0 million per year during the next three years and additional expenses related to the integration of TriVida, which may include employee severance and other restructuring charges. We may incur additional expenses related to our acquisition of TriVida. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. To support our current and future lines of business, we plan to invest in our technology and infrastructure, including expansion of our existing data centers and the opening of a new data centers. We also intend to increase our expenditures relating to sales and marketing and product development activities. The timing of our investments and expansion could cause material fluctuations in our results of operations. We also plan to purchase additional capital equipment, which will result in additional depreciation expense. Our losses will increase in the future, in part because of the amortization of intangible assets, and we may not be able to achieve or sustain profitability. We will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.


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


IF WE FAIL TO MANAGE EFFECTIVELY THE RAPID GROWTH IN OUR OPERATIONS, OUR BUSINESS AND PROSPECTS WILL BE MATERIALLY AND ADVERSELY AFFECTED

   We have experienced rapid growth and expansion in our operations that have placed a significant strain on our managerial, operational and financial resources. We have grown from 12 employees as of June 30, 1998 to 293 employees as of June 30, 2000, including 23 employees added as a result of the TriVida acquisition, and we expect the number of employees to increase in the future. To compete successfully, we must:

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


WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF OUR ACQUISITION OF TRIVIDA


   In February 2000, we acquired TriVida, a provider of personalization services to online merchants and content sites. Until June 2000, TriVida had not released commercial products. Our failure to successfully address the challenges associated with this acquisition, including the further development and integration of these services with our existing services, could have a material adverse affect on our ability to market services based on these personalization technologies. We plan to devote significant resources to the development of personalization services. If we are unable to successfully develop and market personalization services, we may not achieve enhanced revenue and other anticipated benefits from the TriVida acquisition.

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

   We plan to devote substantial resources to expanding our existing data centers and establishing an additional data center in the future. In addition, we expect to make significant investments in sales and marketing and the development of new services as part of our business strategy. The failure to generate sufficient cash from operations or to raise sufficient funds to finance this growth could require us to delay or abandon some or all of our plans or otherwise forgo market opportunities. This could make it difficult for us to respond to competitive pressures.

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

Item 3.  Quantitative and Qualititative Disclosures about Market Risk

   We do not currently use derivative financial instruments. Be Free generally invests its excess cash in marketable securitity investments in high credit quality instruments, primarily U.S. government obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of two years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On November 2, 1999, the Securities and Exchange Commission declared effective Be Free's Registration Statement on Form S-1 (File No. 333-84535) relating to the initial public offering of Be Free's Common Stock, $0.01 par value per share. The offering commenced on November 3, 1999 and a total of 12,880,000 shares (retroactively adjusted for Be Free's 2-for-1 stock split paid on March 8, 2000) covered by the Registration Statement were sold, including the exercise in full of the underwriters' over-allotment option. The proceeds to Be Free, net of underwriting commissions and offering expenses, was approximately $70.5 million. As of June 30, 2000, Be Free spent approximately $5.0 million to repay certain subordinated debt, $1.9 million in capital expenditures, $10.2 million for sales and marketing, $4.5 million for client services expense, $5.4 million for development and engineering costs and $3.8 million for other working capital for general corporate purposes. Pending their use the proceeds from Be Free's initial public offering are invested a in investment grade, interest-bearing securities. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of Be Free's equity securities, or affiliates of Be Free.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the 2000 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on May 25, 2000, the following matters were acted upon by the stockholders of the Company:

     1.   the election of two Class I Directors;

     2. the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock;

     3. the approval of the continuance of, and an amendment to, the Company's 1998 Stock Incentive Plan; and

     4. the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 27, 2000 was 60,693,680. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting are Ted R. Dintersmith, Jeffrey F. Rayport, Gordon B. Hoffstein and Samuel P. Gerace, Jr. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                               VOTES          VOTES            VOTES                          BROKER
                                                FOR          WITHHELD         AGAINST        ABSTENTIONS     NON-VOTES
1.   Election of two Class I Directors:
     W. Michael Humphreys                    47,587,454       35,599             N.A.           N.A.         N.A.
     Kathleen L. Biro                        47,582,854       40,199             N.A.           N.A.         N.A.
2.   Approval of Amendment to the Amended
     and Restated Certificate of
     Incorporation                           46,612,523         N.A.          493,588        516,892         N.A.


3.   Continuance of and Amendment to 1998
     Stock Incentive Plan                    37,713,468         N.A.        5,360,723        560,132    3,988,730

4.   Ratification of the Appointment of
     Auditors                                47,618,668         N.A.            3,185          1,200         N.A.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        3. Amendment, dated May 25, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 of the Registrants' Amendment No. 1 to its Registration Statement on Form S-1 (333-37776) filed with the Commission on June 20, 2000 ("Amendment No. 1").

        3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-84535) as declared effective by the Commission on November 2, 1999)

        10.1 Amended and Restated 1998 Stock Incentive Plan, dated May 25, 2000 (Incorporated herein by reference to Exhibit 10.1 of Amendment No. 1).

        27.   Financial Data Schedule

   (b) Reports on Form 8-K - During the quarter ended June 30, 2000, the Registrant filed no Current Reports on Form 8-K with the Commission.

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                         BE FREE, INC.
                                         (Registrant)


Date: August 14, 2000               /s/ Gordon B. Hoffstein
                                    -----------------------
                                    Gordon B. Hoffstein
                                    Chief Executive Officer, President and
                                    Chairman
                                    (Principal Executive Officer)


Date: August 14, 2000               /s/ Stephen M. Joseph
                                    ---------------------
                                    Stephen M. Joseph
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


      3. Amendment, dated May 25, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 of the Registrants' Amendment No. 1 to its Registration Statement on Form S-1 (333-37776) filed with the Commission on June 20, 2000 ("Amendment No. 1").

      3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-84535) as declared effective by the Commission on November 2, 1999)

      10.1 Amended and Restated 1998 Stock Incentive Plan, dated May 25, 2000 (Incorporated herein by reference to Exhibit 10.1 of Amendment No. 1).

      27.  Financial Data Schedule