Form 10-Q
period 2000-09-30
BE FREE INC
filed 2000-11-14
CIK 1084866

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

   As of September 30, 2000 the registrant had outstanding 65,822,705 shares of voting common stock, $0.01 par value per share.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 2000

                         PART I - FINANCIAL INFORMATION




   ITEM 1 FINANCIAL STATEMENTS

      Consolidated Balance Sheets (unaudited) as of September 30, 2000
      and December 31, 1999...........................................................      3

      Consolidated Statements of Operations (unaudited) for the three months
      and nine months ended September 30, 2000 and 1999...............................      4

      Consolidated Statements of Cash Flows (unaudited) for the nine months
      ended September 30, 2000 and 1999...............................................      5

      Notes to Consolidated Financial Statements (unaudited)..........................      6

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................      8

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK...........................................................     20



                       PART II - OTHER INFORMATION

   ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS...................................     20


   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K............................................     20



      SIGNATURE PAGE..................................................................     20

      EXHIBIT INDEX...................................................................     21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        BE FREE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                 2000           1999
                                  ASSETS
Current assets:
  Cash and cash equivalents...............................................       $ 34,732       $ 58,976
  Marketable securities...................................................        113,987         12,762
  Accounts receivable, net of allowances of $422 and $97,
   respectively...........................................................          2,756            892
  Prepaid expenses........................................................          1,659          1,013
  Other current assets....................................................          3,788            705
                                                                                 --------       --------

     Total current assets.................................................        156,922         74,348
Marketable securities.....................................................         10,960          7,954
Property and equipment, net...............................................         16,130          7,967
Intangible assets, net....................................................        132,945             --
Deposits..................................................................          1,076            340
Other assets..............................................................            208            228
                                                                                 --------       --------
     Total assets.........................................................       $318,241       $ 90,837
                                                                                 ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................       $  2,005       $    967
  Accrued expenses........................................................          4,561          2,916
  Deferred revenue........................................................          1,571            943
  Current portion of long-term debt.......................................          2,586            943
                                                                                 --------       --------

     Total current liabilities............................................         10,723          5,769
Long-term debt, net of current portion....................................          3,352          2,507
                                                                                 --------       --------

     Total liabilities....................................................         14,075          8,276

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value; 250,000,000 shares authorized;
   65,822,705 and 56,176,498 shares issued, respectively..................            658            562
  Additional paid-in capital..............................................        379,639        113,274
  Unearned compensation...................................................         (4,378)        (6,002)
  Stockholders' notes receivable..........................................            (78)          (208)
  Accumulated other comprehensive income (loss)...........................             53            (11)
  Accumulated deficit.....................................................        (71,709)       (25,017)
                                                                                 --------       --------

                                                                                  304,185         82,598
Treasury stock, at cost (125,763 and 244,996 shares,respectively).........            (19)           (37)
                                                                                 --------       --------

     Total stockholders' equity...........................................        304,166         82,561
                                                                                 --------       --------

Total liabilities and stockholders' equity................................       $318,241       $ 90,837
                                                                                 ========       ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                          2000      1999        2000        1999
                                                        --------   -------    --------   ---------
Revenue:
 Performance marketing services............             $  5,330   $ 1,313    $ 13,279    $  2,709

Operating expenses:
   Cost of revenue.........................                  990       199       2,445         437
   Sales and marketing (exclusive of
    equity related compensation of
    $153, $153, $458 and $375, respectively)               4,656     2,695      12,961       6,045
   Client services (exclusive of equity
    related compensation of  $40, $40,
    $118 and $196, respectively)...........                1,726     1,143       5,051       2,289
   Development and engineering (exclusive
    of equity related compensation of $36,
    $26, $112 and $102, respectively)......                2,997     1,653       7,294       3,135
   General and administrative (exclusive
    of equity related compensation of $264,
    $269, $465 and $768, respectively).....                1,624       798       4,555       1,652
   Equity related compensation.............                  493       488       1,153       1,441
   Amortization and merger related expenses               13,754        --      32,857          --
                                                        --------   -------    --------   ---------

        Total operating expenses...........               26,240     6,976      66,316      14,999
                                                        --------   -------    --------   ---------

        Operating loss.....................              (20,910)   (5,663)    (53,037)    (12,290)

   Interest income.........................                2,806       244       6,660         521
   Interest expense........................                 (126)     (269)       (315)       (714)
                                                        --------   -------    --------   ---------

Net loss...................................              (18,230)   (5,688)    (46,692)    (12,483)
Accretion of preferred stock to
  redemption value.........................                   --      (596)         --      (1,297)
                                                        --------   -------    --------   ---------
Net loss attributable to common
  stockholders.............................             $(18,230)  $(6,284)   $(46,692)   $(13,780)
                                                        ========   =======    ========   =========

Basic and diluted net loss per share
  attributable to common stockholders......               $(0.29)   $(0.49)     $(0.78)     $(1.09)

Shares used in computing basic and diluted
  net loss per share attributable to common
  stockholders.............................               62,862    12,695      59,794      12,661


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      --------------------
                                                                                        2000        1999
                                                                                      ---------   --------
 Cash flows for operating activities:
 Net loss............................................................................ $ (46,692)  $(12,483)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.....................................................    35,214        941
   Equity related compensation.......................................................     1,153      1,441
   Provisions for doubtful accounts..................................................       325         57
   Changes in operating assets and liabilities net of the effects from the purchase of TriVida Corporation:
      Accounts receivable............................................................    (1,742)      (778)
      Prepaid expenses...............................................................      (366)      (802)
      Deposits.......................................................................        (1)        45
      Accounts payable...............................................................    (2,508)       (28)
      Accrued expenses...............................................................     1,093      1,537
      Deferred revenue...............................................................       629      1,009
      Other, net.....................................................................    (3,681)       (50)
                                                                                      ---------   --------

 Net cash used in operating activities...............................................   (16,576)    (9,111)
                                                                                      ---------   --------

 Cash flows for investing activities:

 Purchases of property and equipment.................................................    (5,076)    (1,079)
 Cash paid for TriVida acquisition, net of cash acquired.............................    (3,525)        --
 Proceeds from the sale of marketable securities.....................................   108,163         --
 Purchases of marketable securities..................................................  (212,087)    (2,932)
                                                                                      ---------   --------

 Net cash used in investing activities...............................................  (112,525)    (4,011)
                                                                                      ---------   --------

 Cash flows from financing activities:

 Proceeds from issuance of Series B Convertible Participating Preferred Stock,
  net of issuance costs..............................................................        --     24,945
 Proceeds from issuance of Common Stock, net of offering costs.......................   104,715         --
 Acquisition of common stock and treasury shares.....................................        --         (5)
 Proceeds from exercise of options and warrants......................................       772         --
 Proceeds from Employee Stock Purchase Plan..........................................       519         --
 Proceeds from notes receivable from stockholders....................................       130        550
 Proceeds from sales/leaseback.......................................................        --        241
 Payment on long-term debt...........................................................    (1,267)      (530)
                                                                                      ---------   --------

 Net cash provided by financing activities...........................................   104,869     25,201
                                                                                      ---------   --------

 Effect of exchange rate changes on cash.............................................       (12)        --
                                                                                      ---------   --------

 Net increase (decrease) in cash and cash equivalents................................   (24,244)    12,079
 Cash and cash equivalents at beginning of period....................................    58,976      4,327
                                                                                      ---------   --------

 Cash and cash equivalents at end of period.......................................... $  34,732   $ 16,406
                                                                                      =========   ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS - Be Free, Inc. (the "Company") provides hosted online marketing services including affiliate marketing and personalization. Affiliate marketing enables customers to generate, place and manage hyperlink promotions for their products and services in numerous locations on the Internet. Personalization enables customers to target promotions designed to increase the buying behavior based upon an analysis of the past browsing and buying behavior of anonymous user profiles.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, the statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. The December 31, 1999 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period financial statement items have been reclassified to conform to the current period's presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the period presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on December 31, 2000, or for any other future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

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


B.  ACQUISITION

On February 29, 2000, the Company acquired TriVida Corporation ("TriVida"). TriVida provides personalization services to online merchants and content sites. These personalization services are designed to predict the buying behavior of a unique but anonymous user based upon the past browsing and buying behavior of that user as well as other anonymous users. In connection with the transaction, the Company issued common stock with an approximate value of $165,000. The acquisition has been accounted for under the purchase method of accounting. The allocation of the purchase price for TriVida resulted in goodwill of $110,000 and other intangibles, including patents, developed technology and workforce, of $55,000. These items have been recorded as intangible assets within the Consolidated Balance Sheet, and are being amortized on a straight-line basis over three years. In the period ended March 31, 2000, the Company recorded a nonrecurring charge to operations for acquisition-related costs of $765, which primarily related to employee severance. The Company paid $263 and $599 in acquisition-related costs during the respective three and nine months ended September 30, 2000. As of September 30, 2000, $166 of the total acquisition related costs were included in accrued expenses.

The following unaudited pro forma consolidated results are presented as if the TriVida acquisition had occurred on January 1, 2000 and 1999, respectively. Based on an estimated useful life of three years for the intangible assets, the unaudited proforma consolidated results include an adjustment of approximately $9,168 and $41,259 for amortization expense for the nine months ended September 30, 2000 and 1999 respectively, and $765 in nonrecurring acquisition related expense for the nine months ended September 30, 1999.

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------
                                          2000       1999

Net sales.............................  $ 13,279   $  2,709
Net loss..............................   (59,160)   (58,269)
Basic and diluted net loss per share..  $  (0.98)  $  (3.76)

The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.


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

Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                                                       SEPTEMBER 30,
                                                                                       -------------
                                                                                     2000           1999
                                                                                   ----------    ----------
Options to purchase shares of common stock........................................  6,577,545      3,234,608
Shares of Preferred Stock convertible into shares of common stock.................         --     23,796,522
Unvested shares of restricted stock...............................................  2,517,731      4,745,216
Warrants to purchase shares of common stock.......................................         --      3,498,000
Warrants to purchase shares of Preferred Stock convertible into shares of common
stock.............................................................................         --        700,000

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

On March 28, 2000, the Company sold 4,046,608 shares of its Common Stock in a public offering for approximately $104,696 in net cash proceeds, after deducting underwriting commissions and offering expenses.


E. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.

The following table reflects the components of comprehensive income (loss):

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    2000                1999              2000            1999
                                                                 ---------            --------         ---------       ---------
    Net loss..............................................       $(18,230)            $(6,284)         $(46,692)       $(13,780)

    Other comprehensive income:

    Change in unrealized gain (loss) on marketable
    securities during the period..........................            146                  --                75              --
    Foreign currency translation adjustments..............            (11)                 --               (12)             --
                                                                 --------             -------           -------        --------

    Comprehensive loss....................................       $(18,095)            $(6,284)         $(46,629)       $(13,780)
                                                                 ========             =======          ========        ========

F.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 --------------------------------
                                                                                                       2000             1999
                                                                                                 ---------------   --------------
Supplemental schedule of noncash investing and financing activities:

Acquisition:
Stock issued..................................................................................        $165,000             --
Fair value of assets acquired.................................................................         (58,648)            --
Liabilities assumed...........................................................................           3,963             --
                                                                                                      --------         ------

Purchase price in excess of fair value of assets acquired.....................................        $110,315             --
                                                                                                      ========         ======

Purchase of property and equipment under capital lease
obligations and equipment financing...........................................................        $  1,526         $7,173

Notes receivable for Common Stock sold........................................................              --         $   53
Elimination of note receivable for restricted stock...........................................              --         $   74


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of performance marketing services that enable our customers to promote their products and services in tens of thousands of locations on the Internet and to pay for these promotions based on performance. Our solutions - BFAST affiliate marketing services and BSELECT personalization services - are designed to increase our customers' online sales or traffic and to decrease their cost of customer acquisition. We are seeking to develop additional performance marketing services and plan to further our service offerings in the future.

RESULTS OF OPERATIONS

Revenue

To date, our revenue has been generated primarily from our BFAST affiliate marketing services. Be Free's revenue includes integration fees and monthly service fees for BFAST and BSELECT. Revenue from performance marketing services for the three months ended September 30, 2000 increased 306%, to $5.3 million from $1.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 total revenue increased 390% to $13.3 million from $2.7 million for the nine months ended September 30, 1999. This increase is attributable to (i) the addition of new customers, (ii) greater revenue from existing customers as a result of more customers exceeding monthly minimum service fees, (iii) increases in the minimum BFAST service fee, and (iv) new service offerings.


Cost of Revenue

Cost of revenue consists of expenses related to the operation of our data interchange. These expenses primarily include depreciation, operating lease expense for systems and data storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

Cost of revenue for the three months ended September 30, 2000 increased 398%, to $990,000 from $199,000 for the same period last year. For the nine months ended September 30, 2000, cost of revenue increased 460% to $2.4 million from $437,000 for the nine months ended September 30, 1999. We added systems and data storage equipment to increase our capacity and redundancy and to accommodate growth in the number and activity level of our customers. Cost of revenue increased since this additional investment in equipment resulted in higher depreciation, equipment lease and data center facilities expenses.

In order to maintain targeted service levels and establish additional data centers for redundancy and expansion, we will be required to add equipment in advance of anticipated future growth and this growth may not materialize as expected. We expect that cost of revenue as a percentage of total revenue will decrease in the future.

Sales and Marketing Expenses

Sales and marketing expenses consist of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

Sales and marketing expenses for the three months ended September 30, 2000 increased 73%, to $4.7 million from $2.7 million during the same period last year. For the nine months ended September 30, 2000, sales and marketing expenses increased 114%, to $13.0 million from $6.0 million for the nine months ended September 30, 1999.

The increase was primarily due to the expansion of the direct sales and internal telesales groups and the incurrence of additional marketing costs. Approximately $1.4 million of the increase was due to higher personnel and related expense largely resulting from 39 new employees. An additional $329,000 was spent to increase our recruitment program to assist customers in attracting marketing partners. If the anticipated revenue growth is realized, we expect that sales and marketing expenses will decrease as a percentage of revenue during the next year while we continue to add technical resources to support our BSELECT sales efforts, expand our European operations and continue to grow our domestic sales force to serve our growing U.S. customer base.

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

Client services expenses for the three months ended September 30, 2000 increased 51% to $1.7 million from $1.1 million for the same period last year. For the nine months ended September 30, 2000, client services expenses increased 121%, to $5.1 million from $2.3 million for the nine months ended September 30, 1999. The number of client service employees increased to 75 as of September 30, 2000 from 38 as of September 30, 1999 to accommodate the growth of our customer base and the increased number of clients utilizing our optional services. We will continue to automate certain client services processes to continue to increase the productivity of our client services organization. We expect that client services expenses will decrease as a percentage of revenue in the future while we add the resources to service the anticipated growth in the European customer base.


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

Development and engineering expenses for the three months ended September 30, 2000 increased 81% to $3.0 million from $1.7 million for the same quarter last year. For the nine months ended September 30, 2000, development and engineering expenses increased 133%, to $7.3 million from $3.1 million for the nine months ended September 30, 1999. The increase over the third quarter of 1999 is primarily due to personnel and related cost increases of approximately $659,000 from the addition of 50 employees including the employees resulting from the acquisition of TriVida. We expect development and engineering costs to decrease as a percentage of revenue over the next several quarters while we continue to expand existing services and develop new services.

General and Administrative Expenses

General and administrative expenses principally consist of payroll and related costs, and professional fees related to our general management, investor relations, finance and human resource functions. Facility and related costs are allocated to sales and marketing, development and engineering and general and administrative expenses based upon the relative number of employees in each area.

General and administrative expenses for the three months ended September 30, 2000 increased 103%, to $1.6 million from $798,000 for the same period last year. For the nine months ended September 30, 2000, general and administrative expenses increased 176%, to $4.6 million from $1.7 million for the nine months ended September 30, 1999. Professional services expenses for the quarter increased $368,000 relating to legal, investor relations and general fees associated with being a public company and expanding into Europe. Increased personnel and related costs of approximately $243,000 for the current quarter resulted largely from the addition of 11 employees to support the expansion of the Company. We expect general and administrative expenses will decrease as a percentage of revenue in future quarters.

Equity Related Compensation Expenses

Equity related compensation expenses are non-cash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses also include the fair value of options granted to consultants as of the date of grant, as determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123. Equity related compensation expenses for the three months ended September 30, 2000, were $493,000 as compared to $488,000 for the same period of 1999. For the nine months ended September 30, 2000, equity related compensation expenses were $1.2 million as compared to $1.4 million for the same period last year due to the repayment of certain stockholder notes for the purchase of shares that were previously expensed.

We expect to recognize equity related compensation expenses of at least $475,000 per quarter through the end of 2002 as a result of issuances of stock and stock options to employees and others with exercise or purchase prices subsequently determined to be below the fair market value at the dates of grant or award for financial reporting purposes.

Amortization and merger related expenses

Merger related expenses of $13.8 million during the three months ended September 30, 2000 and $32.9 million during the nine months ended September 30, 2000 resulted from the acquisition of TriVida Corporation. These expenses include $765,000 of nonrecurring acquisition related costs, primarily for employee severance, and $32.1 million of amortization expense related to the intangible assets acquired for the nine months ended September 30, 2000. We are amortizing the approximate $165 million of intangible assets acquired on a straight-line basis over three years and expect to recognize amortization expense of approximately $13.8 million per quarter through February 2002.

Interest Income (Expense), net

Interest income (expense), net consists of interest income earned on marketable securities and cash, partially offset by interest expense on our borrowings.

As a result of the investment of the net proceeds raised during our public offerings, net interest income for the three months ended September 30, 2000 was $2.7 million as compared to net interest expense of $25,000 for the same period last year. Net interest income for the nine months ended September 30, 2000 resulted from interest income of $6.7 million net of $315,000 in interest expense for leases, as compared to interest income of $521,000 offset by $714,000 interest expense on borrowings for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine months ended September 30, 2000, totaled $16.6 million. Our net loss of $46.7 million included $35.2 million in non-cash depreciation and amortization expense, including $32.1 million in expenses relating to the amortization of intangible assets associated with the acquisition of TriVida. Accounts receivable increased $1.7 million with the growth in our customer base and a slight deterioration of accounts receivable aging. Cash used through accounts payable totaled $2.5 million, primarily due to the payment of liabilities assumed in the acquisition of TriVida. Other, net increased $3.7 million due in part to net capitalized costs associated with software developed for internal use of approximately $1.0 million and interest receivable on marketable securities of approximately $1.6 million.

Cash used in investing activities for the nine months ended September 30, 2000 totaled $112.5 million. Purchases and sales of marketable securities totaled $212.1 million and $108.2 million, respectively. Investment activity in marketable securities is a result of the investment of the proceeds of our secondary offering, as well as a portion of the proceeds raised in our initial public offering. Capital expenditures for the period totaled approximately $5.1 million and were largely related to the purchase of additional system and storage equipment. We expect that capital expenditures will increase significantly as our customer and employee base grow and as we expand the number and capacity of our data centers.

Cash provided by financing activities for the nine months ended September 30, 2000 totaled $104.9 million, of which $104.7 million was from the proceeds received from our sale of 4,046,608 shares of our common stock through a public offering in March 2000, after deducting underwriting commissions and offering expenses. Prior to the March 2000 public offering, we financed our operations through net cash proceeds from our initial public offering in November 1999, the private sale of securities and borrowings. In May 2000, we entered into a capital lease agreement for software licenses and support of approximately $2.0 million. In September 2000, we entered into a capital lease agreement for systems equipment of approximately $428,000.

As of September 30, 2000, our primary financial commitments consisted of obligations outstanding under capital and operating leases for computer equipment and office space of approximately $12.0 million.

As of September 30, 2000, we had $34.7 million in cash and cash equivalents, $124.9 million in marketable securities and $146.2 million in working capital. Since our inception, we have significantly increased our operating expenses and anticipate that we will continue to experience significant growth in operating expenses for the foreseeable future. We intend to fund a portion of our operating expenses and capital expenditures through the use of cash resources. We may use a portion of our cash to acquire additional businesses, products and technologies that are complementary to our business.

We believe that our current cash balances, marketable securities and borrowings will be sufficient to meet our debt service, operating and capital requirements for at least the next 12 months. While we do not anticipate that this would be necessary, if cash were insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. The issuance of additional equity securities could result in additional dilution to our stockholders.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect future operating results.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

Our accumulated deficit as of September 30, 2000 was $71.7 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. As a result of our acquisition of TriVida, we currently expect to record amortization expenses of approximately $55.0 million per year during the next three years and additional expenses related to the integration of TriVida. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. To support our current and future lines of business, we plan to invest in our technology and infrastructure, including expansion of our existing data centers and the opening of new data centers. We also intend to increase our expenditures relating to sales and marketing and product development activities. The timing of our investments and expansion could cause material fluctuations in our results of operations. We also plan to purchase additional capital equipment, which will result in additional depreciation expense. Our losses will increase in the future, in part because of the amortization of intangible assets, and we may not be able to achieve or sustain profitability. We will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.


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

SOME ONLINE MERCHANTS AND PORTALS MAY REGARD INFORMATION ABOUT THEIR ONLINE SALES AND TRAFFIC THAT RESULT FROM THEIR MARKETING PARTNERS TO BE TOO SENSITIVE TO SHARE WITH ANYONE OUTSIDE THEIR COMPANY, INCLUDING BE FREE. IF THIS VIEW BECAME WIDESPREAD, OUR BUSINESS AND PROSPECTS WOULD BE MATERIALLY AND ADVERSELY AFFECTED

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

TO BE COMPETITIVE, WE MUST CONTINUE TO DEVELOP NEW AND ENHANCED SERVICES, AND OUR FAILURE TO DO SO MAY ADVERSELY AFFECT OUR PROSPECTS

Our market is characterized by rapid technological change, frequent new service introductions, change in customer requirements and evolving industry standards. The introduction of services embodying new technologies and the emergence of new industry standards could render our existing services obsolete. Our revenue growth depends upon our ability to develop and introduce a variety of new services and service enhancements to address the increasingly sophisticated needs of our customers. We have experienced delays in releasing new services and service enhancements and may experience similar delays in the future. To date, these delays have not had a material effect on our business. If we experience material delays in introducing new services and enhancements, customers may forgo purchasing or renewing our services and purchase those of our competitors.

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

We gather and maintain anonymous data related to consumer online browsing and buying behavior. When a user first views or clicks on a customer's promotion managed by our system, we create an anonymous profile for that user and we add and change profile attributes based upon that user's behavior on our customer's Web site and its marketing partners' Web sites. Recently, lawsuits have been brought alleging, among other things, that at least one company, which combines information from online and other sources regarding users, has improperly collected and used information concerning Internet users in violation of federal electronics privacy statutes and other privacy laws. The United States Federal Trade Commission has launched an informal inquiry to determine whether that company has engaged in unfair or deceptive practices in collecting and maintaining information concerning Internet users. While we believe the anonymous user profiles that we create do not raise these issues, we may be sued or investigated regarding our practices. Any similar legal actions, against us or others, could limit our ability to sell our services or otherwise seriously harm our business. Privacy concerns may cause visitors to avoid Web sites that track behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify users that the data captured after visiting Web sites may be used to direct product promotions and advertising to that user. For example, the European Union recently enacted its own privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, results of operations and financial condition could be harmed. To date, these regulations and privacy concerns have not materially restricted the use of our services or our business growth. However, they may limit our ability to utilize the personalization technology that we recently obtained through our acquisition of TriVida or our ability to expand successfully our operations in Europe and abroad.

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

IF A SIGNIFICANT NUMBER OF INTERNET USERS OPT-OUT OF ONLINE PROFILING OR USE SOFTWARE TO PREVENT ONLINE PROFILING, OUR BUSINESS PROSPECTS COULD DECLINE MATERIALLY

We gather and maintain anonymous data related to consumer online browsing and buying behavior. When a user first views or clicks on a customer's promotion managed by our system, we create an anonymous profile for that user and we add and change profile attributes based upon that user's behavior on our customer's Web site and its marketing partners' Web sites. We host an Internet site which allows consumers to opt not to have their anonymous profile gathered and maintained by us. Also, software programs exist that limit or prevent the use of "cookies" which are required for us to gather the anonymous data. Widespread use of the opt-out capability or adoption of this software by Web users could significantly undermine the commercial viability of our BSELECT service, the personalization capabilities we have developed through our acquisition of TriVida. This development could cause our business prospects to decline materially.

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

IF WE FAIL TO MANAGE EFFECTIVELY THE RAPID GROWTH IN OUR OPERATIONS, OUR BUSINESS AND PROSPECTS WILL BE MATERIALLY AND ADVERSELY AFFECTED

We have experienced rapid growth and expansion in our operations that have placed a significant strain on our managerial, operational and financial resources. We have grown from 12 employees as of June 30, 1998 to 298 employees as of September 30, 2000, and we expect the number of employees to increase in the future. To compete successfully, we must:

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

We are expanding, and plan to continue to expand, our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our services and in marketing, selling and distributing our services internationally. We provide performance marketing services for several customers in Europe and we intend to offer our services in additional European countries. We may also offer our services in Japan. Our success in these markets will depend on the success of our customers in these countries.

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


WE MAY NOT ACHIEVE THE EXPECTED BENEFITS OF OUR ACQUISITION OF TRIVIDA

In February 2000, we acquired TriVida, a provider of personalization services to online merchants and content sites. Until June 2000, TriVida had not released commercial products. In June 2000, we introduced our first service utilizing TriVida's personalization technology. Our failure to successfully address the challenges associated with this acquisition, including the further development and integration of these services with our existing services, could have a material adverse affect on our ability to market services based on these personalization technologies. We plan to devote significant resources to the development of personalization services. If we are unable to successfully develop and market personalization services, we may not achieve enhanced revenue and other anticipated benefits from the TriVida acquisition.

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

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED

We depend on the continued services of our key technical, sales and senior management personnel, including our President and Chief Executive Officer, Gordon B. Hoffstein. Any officer or employee can terminate his or her relationship with us at any time. Our future business also depends on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for these personnel is intense, and we may not be able to attract and retain them due to several factors including the fluctuation of our stock price.

WE DEPEND ON A LIMITED NUMBER OF HARDWARE AND SOFTWARE VENDORS FOR ESSENTIAL PRODUCTS. IF WE WERE UNABLE TO PURCHASE OR LICENSE THESE ESSENTIAL PRODUCTS ON ACCEPTABLE TERMS OR IF WE HAD TO OBTAIN SUBSTITUTES FOR THESE ESSENTIAL PRODUCTS FROM DIFFERENT VENDORS, WE MIGHT SUFFER A LOSS OF REVENUE DUE TO BUSINESS INTERRUPTION AND MIGHT INCUR HIGHER OPERATING COSTS.

We buy and lease hardware, including our servers and storage arrays from Sun Microsystems and EMC Corporation. We also license software, including our servers' operating systems, Web server technology, database technology, graphical user interface technology and encryption technology, primarily from Sun Microsystems, Oracle Corporation and PowerSoft. If these vendors change the terms of our license arrangements with them so that it would be uneconomical to purchase our essential products from them, or if they were unable or unwilling to supply us with a sufficient quantity of properly functioning products, our business could be materially and adversely affected due to:


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

 . Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments. We generally invest our excess cash in marketable, high-credit quality securities, primarily U.S. government obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of two years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.


                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 2, 1999, the Securities and Exchange Commission declared effective Be Free's Registration Statement on Form S-1 (File No. 333-84535) relating to the initial public offering of Be Free's Common Stock, $0.01 par value per share. The offering commenced on November 3, 1999 and a total of 12,880,000 shares (retroactively adjusted for Be Free's 2-for-1 stock split paid on March 8, 2000) covered by the Registration Statement were sold, including the exercise in full of the underwriters' over-allotment option. The proceeds to Be Free, net of underwriting commissions and offering expenses, was approximately $70.5 million. As of September 30, 2000, Be Free spent approximately $5.0 million to repay certain subordinated debt, $4.9 million in capital expenditures, $14.9 million for sales and marketing, $6.2 million for client services expense, $8.4 million for development and engineering costs and $5.4 million for other working capital for general corporate purposes. Pending their use, the proceeds from Be Free's initial public offering are invested in investment grade, interest-bearing securities. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of Be Free's equity securities, or affiliates of Be Free.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       27.  Financial Data Schedule

(b) Reports on Form 8-K - During the quarter ended September 30, 2000, the Registrant filed with the Commission a Form 8-K, dated July 26, 2000, reflecting its financial results for the second quarter of 2000.


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                 BE FREE, INC.
                                  (Registrant)

Date: November 14, 2000     /s/ Gordon B. Hoffstein
                            -----------------------

                            Gordon B. Hoffstein
                            Chief Executive Officer, President and
                            Chairman
                            (Principal Executive Officer)


Date: November 14, 2000     /s/ Stephen M. Joseph
                            ---------------------

                            Stephen M. Joseph
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


27.  Financial Data Schedule