Form 10-K
period 2000-12-31
BE FREE INC
filed 2001-04-02
CIK 1084866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                    For Fiscal Year Ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $99,923,162 as of February 28, 2001.

   On February 28, 2001, the Registrant had outstanding 66,918,233 shares of voting Common Stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

 TABLE OF CONTENTS FORM 10-K ANNUAL REPORT FISCAL YEAR ENDED DECEMBER 31, 2000

                                     PART I

     Item                                                                  Page
     ----                                                                  ----
 1.  Business............................................................    1
 2.  Properties..........................................................    8
 3.  Legal Proceedings...................................................    8
 4.  Submission of Matters to Vote of Security Holders...................    8

                                    PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
     Matters.............................................................    9
 6.  Selected Consolidated Financial Data................................   10
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations...............................................   11
 7A. Quantitative and Qualitative Disclosures About Market Risk..........   24
 8.  Financial Statements and Supplementary Data.........................   24
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................   24

                                    PART III

 10. Directors and Executive Officers of the Registrant..................   25
 11. Executive Compensation..............................................   26
 12. Security Ownership of Certain Beneficial Owners and Management......   26
 13. Certain Relationships and Related Transactions......................   26

                                    PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....   26

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in Item 7 of Part II, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                     PART I

ITEM 1. BUSINESS

   We provide a marketing platform that allows online businesses to attract, convert and retain customers easily and cost effectively. Our marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. We offer two types of services on this platform, partner marketing and site marketing.

Partner Marketing

   With our BFASTSM partner marketing services, online businesses can track and manage various types of marketing programs that they have established with their online marketing partners. These partner marketing programs may include affiliate programs, member buying and shopping portal programs, content distribution programs, sponsorship programs and strategic partnerships. Using BFAST, our customers can measure the results of these marketing programs in a uniform manner, allowing program-by-program comparisons. Our customers can pay their marketing partners in a variety of ways, including performance-based compensation. Our commerce customers, those that sell goods or services online, typically pay their marketing partners based on the sales or sales leads that those marketing partners generate, as tracked by BFAST. Our content customers, those that provide information online, typically pay their marketing partners based on the traffic sent to their sites by their marketing partners, as tracked by BFAST. As a result, these services provide our customers with a cost-effective solution for establishing, managing and rewarding their marketing partners.

Site Marketing

   BSELECT OnsiteSM allows our customers to convert more visitors to their Internet site into customers by recommending relevant products or content in real-time. For commerce customers, BSELECT Onsite can increase sales by delivering personalized product promotions to each site visitor. For content customers, BSELECT Onsite can increase the number of page views and the overall site viewing time by delivering personalized content promotions to each site visitor. We are typically paid for our BSELECT Onsite site marketing services based upon the number of personalized product and content promotions that are clicked by each Internet site visitor.

Be Free's Marketing Platform

   Be Free offers a marketing platform with hosted, easy-to-integrate services. Hosted services allow our customers to develop and deploy their online marketing programs more rapidly. Hosted services also dramatically reduce our customers' capital expenditures, systems maintenance costs, and human resources required to support alternative solutions.

   Be Free's marketing platform delivers the technological elements to enable our customers to build effective online partner marketing and site marketing programs including personalizing, delivering, tracking and analyzing online promotions, and compensating and communicating with online marketing partners.

Personalizing Promotions

   Our personalization technology allows our customers to formulate appropriate recommendations in real-time--without having to know an Internet site visitor's identity. This patented technology predicts which products or content a visitor to our customers' Internet sites may find of interest based on the visitor's anonymous browsing and buying behavior. Our personalization technology uses a proprietary algorithm called Adaptive Relationship Modeling, or ARM, to identify emerging trends in customer behavior and to adjust promotions delivered to each subsequent site visitor.

Delivering Promotions

   We provide our customers with technology to manage and deliver promotions to their sites and to their marketing partners' sites. We support the delivery of a wide variety of promotional types, from plain text to rich media. Promotions are delivered in real-time and can be personalized based on a site visitor's anonymous profile, or selectively served to certain marketing partners.

Tracking Promotions

   We track when promotions are delivered, when site visitors click on the promotions that they see, and when they make a purchase as a result of those promotions. We tracked the delivery of more than 11 billion promotions in the fourth quarter of 2000.

Analyzing Promotions

   We provide our customers with sophisticated methods for analyzing the results of their various online marketing programs, the performance of the marketing partners within those programs and the performance of promotions delivered through each partner. We also provide our customers' marketing partners with the analytics that they need to evaluate and improve their effectiveness.

Compensating Marketing Partners

   Our marketing platform includes compensation capabilities that give our customers flexibility in compensating their marketing partners. Our customers use these flexible compensation rules to motivate desired behavior among their marketing partners.

Communicating with Marketing Partners

   We provide our customers with the ability to communicate globally to all of their online marketing partners, or to address individual partners in a customized manner. The communication can be accomplished through e-mail or a secure Internet site.

BFAST Partner Marketing Services

   Our BFAST partner marketing services allow our customers to manage and track a wide range of online marketing programs that they have established with their online marketing partners, including:

Affiliate Programs

   BFAST allows our customers to recruit, track and manage thousand of small and mid-sized marketing partners. Those marketing partners place specific customer promotions in context on their

Internet sites. Be Free is the only hosted provider of affiliate marketing services that specializes in building customer-branded affiliate marketing programs. As a result of these customer-branded programs, our customers get the benefits of having their own affiliate programs, but avoid many of the associated costs of maintaining a program built internally. Other affiliate marketing companies provide their customers with a shared network of marketing partners. Customers with a "shared" network for affiliate marketing must share their marketing partners with all of the other online merchants of that shared program, even those other merchants that may be competitors.

Member Buying and Shopping Portal Programs

   Member buying sites and shopping portals may be marketing partners for our customers. Member buying sites give their site visitors incentives in the form of airline miles, shopping points or cash in exchange for shopping on our customers' sites. Shopping portals provide their site visitors with product and service information and then direct those visitors to Internet sites where they can purchase the products and services, including our customers' Internet sites. Our BFAST partner marketing services include special reporting functionality and marketing partner recruitment and support services that allow our customers to establish and extend member buying and shopping portal marketing programs easily and cost effectively.

Content Distribution Programs

   BFAST allows our content customers to distribute their content, or information, on their marketing partners' Internet sites. Our content customers can use these distribution programs to deliver headlines and summary information which direct users to their own site for additional information. To create an additional advertising mechanism, our customers can also use these programs to distribute more detailed information bundled with advertising.

Sponsorship Programs

   Our customers may use BFAST to track and analyze their sponsorship of the highest trafficked Internet sites. Sponsorships are typically premium marketing programs and therefore require careful analysis and management to achieve maximum return on investment.

   In general, we enter into a standard service agreement that requires our BFAST partner marketing service customers to pay us a one-time integration fee and monthly performance fees, subject to monthly or quarterly minimum amounts. For our commerce customers, the performance fees are generally based on either a percentage of the sales generated or the number of sales leads or sales orders placed. For our content customers, the performance fees are generally based on the volume of clicks generated from their marketing partners' sites. We currently derive most of our revenue from BFAST partner marketing services.

BSELECT Onsite Site Marketing Service

   BSELECT Onsite is a sophisticated recommendation tool that enables our customers to use their Internet site visitors' anonymous online behavior to recommend the products, content and services that are likely to be of most interest to each visitor. BSELECT Onsite then measures the effectiveness of each of those personalized recommendations.

   For our commerce customers, BSELECT Onsite delivers personalized product or service recommendations directly on the pages of their online stores. These recommendations can help to increase the number of site visitors that purchase, as well as their average purchase price. For our content customers, BSELECT Onsite can help to increase the number of pages viewed, and the overall site viewing time, by delivering relevant content to each site visitor--creating additional advertising opportunities for our content customers.

   In general, we enter into a standard service agreement that requires our BSELECT Onsite customers to pay us a one-time initialization fee and monthly performance fees, subject to minimum amounts. The performance fees are generally based the number of times an Internet site visitor clicks on a recommendation made by BSELECT Onsite.

Customer Services

   We provide a wide-range of customer services with our partner marketing and site marketing offerings including comprehensive integration, training, support and consulting services. We provide our customers with individualized customer services designed to increase the performance of their online marketing programs and their overall satisfaction with our services. We assign knowledgeable customer service managers to our customers for proactive and reactive support.

   As part of our basic customer services, we provide integration services, both by telephone and in person, to new customers. We work with new customers to create reliable, automated data transfers between their databases and our databases. We teach our customers to use our technology effectively and efficiently. We provide business training to customers, which helps them better understand the business decisions that they face in launching their online marketing programs. We also offer regular refresher and training updates.

   Our program consulting managers support our customers in managing their marketing programs, developing and interpreting program analyses, and testing new promotional methods. These customer service managers also convey emerging customer strategies, communicate customer feature requests, manage data requests and provide ongoing project management services for special customer initiatives.

   Our best practices consulting team gathers and analyzes data from industry sources, our database and our customers' initiatives to provide our customers with industry-wide performance results against which they can measure their own success. This team formulates strategies for how our customers might more effectively promote their products or services. We present our best practices solutions through seminars, customer bulletins, case studies and one-on-one dialogues with customers.

Enhanced Customer Services

   We provide optional, enhanced customer services to promote further success of our customers' partner marketing and site marketing programs for additional fees. These services include:

Outsourced Program Management

   Our customers may take advantage of an Outsourced Program Management service. With these services, we completely manage our customers online marketing programs. Our Outsourced Program Management services include marketing program planning, marketing partner management, marketing partner support, and marketing program administration.

Marketing Partner Support

   We also provide our customers with Marketing Partner Support services, which include technical and business support for their marketing partners. Support is customer-branded and delivered through e-mail and through an online database that automatically responds to plain text questions.

Marketing Partner Development

   Marketing Partner Development is a proactive consulting service designed to maximize the performance of our customers' marketing partners. These services provide a select group of high-performing marketing partners with customized analysis and advice to enhance their results.

Marketing Partner Application Review

   We offer our customers a Marketing Partner Application Review service which faciliates the acceptance of prospective marketing partners into our customers' affiliate marketing programs in accordance with our customers' guidelines.

Marketing Partner Payment

   We provide Marketing Partner Payment service which provides for our printing and mailing of commission checks to our customers' marketing partners.

   In general, our customers pay us for these optional, enhanced customer services based upon flat fees or the volume of related activity.

Sales and Marketing

   We have a direct sales force that targets leading businesses with online marketing channels. The direct sales force is assigned to different geographical regions and is supported by sales engineers. We maintain direct sales personnel in nine major metropolitan areas throughout the United States, as well as in London, Paris and Munich. We also have a telesales group, located in our Marlborough, Massachusetts headquarters, that targets mid-sized businesses with online marketing channels.

   In order to achieve broader distribution of our services, we have contracted with third parties to promote our services to their customers. These third parties typically receive a percentage of our revenue derived from the customers that they bring to us.

   We target potential customers through online and offline advertising, telemarketing, public relations, our Internet sites, conferences, trade shows and customer referrals. We have primarily focused our marketing efforts in the United States and Europe.

Systems Infrastructure

   The system architecture for our hosted services is designed to support large-scale programs. Our systems are developed entirely for use over the Internet. Our customers are able to access marketing, sales and merchandising data from our Oracle-based databases using their desktop computers and their standard Internet connection. Our reporting systems use standard Internet protocols.

   Our systems reside in multiple redundant data centers in Jersey City, NJ, Sterling, VA, El Segundo, CA and London, UK. Each data center has been designed with a layered architecture to yield significant benefits to our customers in performance, scalability, availability and reliability. Our software and databases run on multiple high-speed servers that are connected by high-capacity connections and are organized into multiple tiers. Each tier functions to address specific data storage and data traffic considerations to enhance reporting and real-time transactional performance. Each tier is comprised of multiple connected servers performing similar tasks, each of which has its own power supply. If a server fails, that server's tasks are automatically reassigned to another running computer. In addition, identical data is also stored in various locations. This redundant design enhances the ability of the system to tolerate the failure of an individual server or failures in system storage without the loss of data or the ability of the computers to give our customers real-time operating capability.

   We believe the multi-data center and multi-tier server design better enables us to provide our customers with highly available and reliable uninterrupted service. Each data center has real-time transactional capacity.

   The connections from the network data centers into the multi-tiered servers are also designed to provide customers with reliable, uninterrupted service. We regularly test and maintain the multiple connections between our servers, and regularly test the connections between the network data centers and the Internet. Our engineering and hosting center personnel monitor traffic patterns and congestion points and reroute traffic flows in an effort to reduce end-user response times. We provide monitoring and support services designed to maintain transaction availability 24 hours a day, 365 days a year.

   Although our systems are designed to enhance reliability, system and communication failures have caused both delays and cessation of services. We have taken additional steps to decrease the likelihood of future outages. These steps include installing additional server and storage hardware, and adding an additional level of redundancy to all tiers of our system architecture. Our development team has modified our software to make it more functional upon hardware failure. Even with these improvements, there can be no assurance that our services will not be interrupted in the future.

   Our systems infrastructure uses platform systems with UNIX and Windows NT. We currently use Sun Microsystems and Intel-based servers and EMC storage equipment. While we are not dependent on any single server hardware system or vendor, any change could be costly and time consuming.

Competition

   The markets for online marketing platform services are new, rapidly evolving and highly competitive. We do not currently compete against established companies across the full range of services that we provide. We do, however, compete against larger companies with respect to some of the services we provide, and we compete more broadly against similar sized, private and public companies. We expect to face future competition from larger companies as they expand their services to compete across a broader range of our services, and as we expand our own services to compete with theirs.

   Our most direct competition currently comes from providers of affiliate marketing and site personalization solutions.

   For the provision of affiliate marketing solutions, we compete with internally-developed affiliate marketing solutions and multi-merchant, "shared" affiliate marketing program providers, including Commission Junction, Linkshare and Trade Doubler--all privately held companies.

   For the provision of site personalization solutions, we compete with companies such as Net Perceptions and Dynaptics. Net Perceptions, a public company, provides an enterprise software solution and Dynaptics, a privately held company, provides a hosted solution.

   More broadly, a portion of our tracking and analyzing services may be considered similar to features found in services provided by electronic customer relationship management solutions, such as E.piphany and Accrue, both public companies. In addition, banner advertising services, such as those provided by DoubleClick, a public company, may be considered alternative online marketing programs to those that we enable.

   We believe that the principal competitive factors in our market are:

  .  the provision of comprehensive, reliable services;

  . the ability to offer a customer ownership of and control over a significant sales channel;

  .  the provision of extensive online reports and analyses; and

  .  price.


   We seek to compete against internally developed affiliate marketing solutions by providing more comprehensive, cost-effective services that are more easily managed. We seek to compete against multi-merchant, "shared" affiliate program providers on the basis of our technology, by permitting our customers greater control over their affiliate sales channel and providing individualized customer service.

   We seek to compete against other site personalization solutions on the basis of our technology and our combined service offering.

   We seek to compete against banner advertising companies by offering broader services and the ability to track promotional efforts through to resulting sales rather than merely to the number of times viewed.

Employees

   As of December 31, 2000, we had a total of 290 employees, 83 of whom were in sales and marketing, 71 in client services, 99 in development and engineering and 37 in finance and administration. Sales and marketing employees include salespeople, sales administration personnel, product marketing and marketing communications personnel. From time to time we also employ independent contractors to supplement our development staff. Our employees are not represented by a labor union and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

   Our headquarters are located in Marlborough, Massachusetts, where we occupy approximately 35,700 square feet under a lease that expires in August 2004. Our development and engineering groups are located in Pittsburgh, Pennsylvania and Culver City, California, where we occupy approximately 24,000 square feet and 10,000 square feet, respectively, of office space under leases that expire in April 2005 and December 2004, respectively. Our European headquarters are located in Windsor, England, where we occupy approximately 11,000 square feet of office space under a lease that expires in November 2008. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we may be involved in litigation incidental to the conduct of our business. We believe that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial, position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our stockholders in the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Be Free effected its initial public offering of its common stock on November 3, 1999 at a price of $6.00 per share as adjusted for the stock split described below. As of February 28, 2001, there were approximately 476 holders of record of Be Free common stock. Be Free common stock is listed for quotation on the Nasdaq Natonal Market under the symbol "BFRE". The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq National Market. All share amounts for all periods presented have been restated to reflect the common stock split on March 8, 2000 effected as a 100% stock dividend.

                                                                   Price Range
                                                                       of
                                                                  Common Stock
                                                                  -------------
                                                                   High   Low
Year Ended December 31, 1999:
Fourth Quarter (since November 3, 1999).......................... $45.53 $10.75
Year Ending December 31, 2000:
First Quarter.................................................... $60.88 $22.00
Second Quarter................................................... $22.00 $ 6.63
Third Quarter.................................................... $10.00 $ 4.00
Fourth Quarter................................................... $ 5.31 $ 1.63

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth selected consolidated financial data for the five years in the period ended December 31, 2000. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. The historical results presented herein are not necessarily indicative of future results.

                                           Year Ended December 31,
                                  ---------------------------------------------
                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
Statement of Operations Data:       (In thousands, except per share data)
Revenue.........................  $ 19,685  $  5,329  $ 1,327  $   276  $   196
Operating expenses:
 Cost of revenue................     3,627       845      424      273      --
 Sales and marketing (exclusive
  of equity related compensation
  of $588, $525, $56, $0 and $0,
  respectively).................    17,873     9,329    1,154      180      398
 Client services (exclusive of
  equity related compensation of
  $156, $238, $14, $0 and $0,
  respectively).................     6,918     3,474      300      --       --
 Development and engineering
  (exclusive of equity related
  compensation of $197, $146,
  $1,865, $0 and $0,
  respectively).................    10,540     4,767      729      426      505
 General and administrative
  (exclusive of equity related
  compensation of $718, $1,033,
  $450, $0 and $0,
  respectively).................     6,374     2,824      875      332      558
 Equity related compensation....     1,659     1,942    2,385      --       --
 Amortization and merger related
  expenses......................    46,482       --       --       --       --
                                  --------  --------  -------  -------  -------
 Total operating expenses.......    93,473    23,181    5,867    1,211    1,461
                                  --------  --------  -------  -------  -------
Operating loss..................   (73,788)  (17,852)  (4,540)    (935)  (1,265)
Interest income (expense), net..     8,876       348     (224)     (99)     (26)
                                  --------  --------  -------  -------  -------
Net loss before extraordinary
 item...........................   (64,912)  (17,504)  (4,764)  (1,034)  (1,291)
Extraordinary item--loss on
 early extinguishment of debt...       --       (330)     --       --       --
                                  --------  --------  -------  -------  -------
Net loss........................   (64,912)  (17,834)  (4,764)  (1,034)  (1,291)
Accretion of preferred stock to
 redemption value...............       --     (1,517)    (130)     --       --
                                  --------  --------  -------  -------  -------
Net loss attributable to common
 stockholders...................  $(64,912) $(19,351) $(4,894) $(1,034) $(1,291)
                                  ========  ========  =======  =======  =======
Basic and diluted net loss per
 share (1)......................   $ (1.07)  $ (1.02) $ (0.31) $ (0.04) $ (0.07)
Shares used in computing basic
 and diluted net loss per share
 (1)............................    60,759    18,951   16,018   27,139   19,544

                                             As of December 31,
                                  ---------------------------------------------
                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
Balance Sheet Data:                          (In thousands)
Cash, cash equivalents and
 marketable securities..........  $153,881  $ 79,692  $ 4,327  $    76  $    25
Working capital (deficit).......   147,941    68,579    3,422     (502)    (443)
Total assets....................   300,375    90,837    5,971      254      140
Long-term debt, net of current
 portion........................     2,781     2,507    4,949      333      751
Convertible preferred...........       --        --     8,786      --       --
Total stockholders' equity
 (deficit)......................   286,957    82,561   (9,496)  (1,897)  (1,104)

---------------------
(1) All share and per share amounts for all periods presented have been restated to reflect the common stock split on March 8, 2000, effected as a 100% stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We provide a marketing platform that enables our customers to attract, convert and retain online customers easily and cost effectively. Our marketing platform delivers technology and services including personalizing, delivering, tracking and analyzing online promotions, and compensating and communicating with online marketing partners. Our hosted solution is designed to increase our customers' online sales or traffic and to decrease their cost of customer acquisition.

   We were originally incorporated in January 1996. Initially we provided customized software development and support services for automating marketing programs. We later changed our focus to online marketing services. The financial statements and related data for us and two affiliated companies, including the description of our financial condition and results of operations, are set forth on a consolidated basis for all periods presented.

   To date, we have generated our revenue primarily from our BFAST partner marketing services. In general, we enter into a standard service agreement that requires our BFAST customers to pay us a one-time integration fee and monthly or quarterly service fees. For our commerce customers, the service fees are generally based on either a percentage of the sales generated or on the number of transactions or orders generated by their marketing partners, subject to minimum levels. For our content customers, the service fees are generally based on the volume of click-throughs generated by their marketing partners, subject to minimum levels. In addition to the BFAST service, we also offer optional, enhanced customer services, such as outsourced program management, marketing partner support and development, marketing partner application review and marketing partner commission payment services for additional fees.

   In the third quarter of 2000, we introduced our first site marketing service, BSELECT Onsite. In general, we enter into a standard service agreement that requires our BSELECT Onsite customers to pay us a one-time initialization fee and monthly or quarterly service fees. The BSELECT Onsite service fees are generally based on the volume of click-throughs generated by personalized promotions served to our customers' Internet sites, subject to minimum levels.

   We have incurred significant net losses and negative cash flows from operations since the commencement of our online marketing business, and as of December 31, 2000, we had an accumulated deficit of approximately $89.9 million. We had net losses of approximately $64.9 million, $17.8 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. These losses have been funded primarily through the issuance of preferred stock, borrowings, and public offerings of our common stock. We raised net proceeds of $70.6 million and $104.7 million during our public offerings in November 1999 and in March 2000, respectively.

   On February 29, 2000, we acquired TriVida in exchange for 2,912,996 shares of our common stock, net of an escrow claim of 20,280 shares. In addition, we assumed options to purchase 566,592 shares of our common stock. The purchase price of $164.8 million has been allocated to $314,700 of net liabilities and $165.1 million of intangible assets, including goodwill. The intangible assets are being amortized over three years which will result in amortization expense of approximately $55.0 million per year. We also incurred additional expenses totaling approximately $639,000 in 2000 primarily relating to employee severance and other restructuring charges in connection with the integration of TriVida.

Results of Operations

Revenue

   Through December 31, 2000, revenue has included BFAST integration, monthly service and optional customer service fees and BSELECT fees.

   Revenue increased 269% to $19.7 million in 2000 from $5.3 million in 1999 and is attributable to the addition of 194 new customers, greater revenue from existing customers as a result of more customers exceeding minimum service fees, increases in the minimum BFAST service fee, and new service offerings. Revenue increased 302% to $5.3 million in 1999 from $1.3 million in 1998 as a result of providing services to 145 additional new customers as well as increased volume from existing customers.

   On an ongoing basis, we perform detailed analyses and monitor individual customer accounts to evaluate collectibility. When we identify an account with a collection risk, we defer the related revenue until the collection of cash. We did not incur any significant accounts receivable writeoffs during 2000.

Cost of Revenue

   Cost of revenue consists of expenses related to the operation of our hosting services. These expenses primarily include depreciation and operating lease expense for systems and storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

   Cost of revenue increased 329% to $3.6 million in 2000 from $845,000 in 1999 due to higher depreciation, equipment lease and data center facilities expenses associated with the addition of data centers, systems and data storage equipment. These investments were made to enable us to increase capacity and redundancy and to accommodate growth in the number and activity level of our customers. Cost of revenue increased 99% to $845,000 in 1999 from $424,000 in 1998 as a result of higher depreciation and amortization relating to our increased investment in equipment.

Sales and Marketing Expenses

   Sales and marketing expenses consist of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

   Sales and marketing expenses increased 92% to $17.9 million in 2000 from $9.3 million in 1999. Approximately $6.1 million of the increase was due to increased direct sales and telesales personnel and related expenses primarily resulting from the addition of 29 new employees. In addition, approximately $750,000 of the overall increase was spent to establish a recruitment program to assist customers in attracting marketing partners and approximately $370,000 related to incremental general marketing efforts. Sales and marketing expenses increased 708% to $9.3 million in 1999 from $1.2 million in 1998 as the result of the establishment of direct sales and internal telesales groups and the use of third party public relations services.

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

   Client services expense increased 99% to $6.9 million in 2000 from $3.5 million in 1999 as a result of adding 23 new employees to the client services group to support our growing customer base and to provide additional services to our existing customers. Client services expenses increased 1,058% to $3.5 million in 1999 from $300,000 in 1998 as we began to develop a service function to provide support services for our growing customer base and the number of customers began to increase.

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

   Development and engineering expenses increased 121% to $10.5 million in 2000 from $4.8 million in 1999, primarily due to personnel and related cost increases of $3.3 million resulting from the addition of 41 new employees, including the employees assumed in the acquisition of TriVida. Development and engineering expenses increased 554% to $4.8 million in 1999 from $729,000 in 1998 as a result of an increase in product development and engineering personnel.

General and Administrative Expenses

   General and administrative expenses principally consist of payroll and related costs and professional fees related to our general management, finance and human resource functions.

   General and administrative expenses increased by 126% in 2000 to $6.4 million from $2.8 million in 1999. Approximately $1.3 million of the increase was due to the addition of 19 new employees, and approximately $1.0 million of the increase was due to an increase in professional service fees relating to legal and investor relations fees associated with our continued domestic and international growth. Additionally, we increased our allowance for doubtful accounts by $700,000 in connection with our regular review of outstanding receivables and non-income taxes increased by approximately $200,000. General and administrative expenses increased by 223% to $2.8 million in 1999 from $875,000 in 1998 as a result of a $1.1 million increase in personnel costs, including the costs associated with the addition of 14 new employees, and a $452,000 increase in professional services fees associated with being a public company.

Equity Related Compensation Expenses

   Equity related compensation expenses are noncash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses are recorded over the vesting period of the applicable option or stock award. These expenses also include the fair value of options granted to consultants as of the date of grant, as determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion 25 and Statement of Financial Accounting Standards 123. Equity related compensation expenses were $1.7 million in 2000, $1.9 million in 1999 and $2.4 million in 1998.

   On January 1, 2001, we issued 875,306 shares of restricted stock to employees who had previously requested to participate in a Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options issued under Be Free's 1998 Stock Incentive Plan for one share of restricted stock with a purchase price of $0.01 per share. The first 25% of the restricted stock purchased vests 15 months from the original stock option grant date. An additional 25% vests each year after the first vest date, for the next three years. In connection with the Program, the Company will record unearned compensation for restricted stock granted to employees below fair market value of up to $1.9 million. The Company will recognize this compensation expense over the vesting period of the restricted stock.

Amortization and Merger Related Expenses

   Amortization and merger related expenses of $46.5 million are the result of the acquisition of TriVida in February 2000. These expenses include $639,000 of one-time acquisition related costs, primarily for employee severance, and $45.8 million of amortization expense related to the intangible assets acquired. We are amortizing the intangible assets acquired, which total $165.1 million, on a straight-line basis over three years and expect to recognize amortization expense of approximately $13.8 million per quarter through February 2003.

   We periodically evaluate the potential impairment of long-lived assets, including intangible assets resulting from acquisitions. We evaluated whether the intangible assets, including goodwill, have been impaired and perform these evaluations on a quarterly basis. We have not identified an impairment at December 31, 2000. In future periods, our evaluations may result in all or a portion of the intangible assets being written-off.

Interest Income (Expense), net

   Interest income (expense), net consists of interest income earned on our cash and marketable securities balances partially offset by interest expense on our borrowings.

   Net interest income of $8.9 million in 2000 resulted from interest income of $9.4 million from the investment of a portion of the proceeds from our initial and secondary public offerings which was partially offset by interest expense on lease obligations of $491,000. Net interest income of $348,000 was recognized in 1999. Interest income of $1.3 million in 1999 from the investment of a portion of the proceeds from our initial public offering was partially offset by interest expense of $944,000 relating to debt obligations. Net interest expense of $224,000 was recognized in 1998.

Extraordinary Item

   The balance of deferred financing costs of $330,000 associated with a $5.0 million subordinated debt financing resulted in an extraordinary loss upon the early extinguishment of the debt in 1999.

Liquidity and Capital Resources

   Cash and cash equivalents and marketable securities were $153.9 million and $79.7 million at December 31, 2000 and 1999, respectively, an increase of $74.2 million. In 2000, cash and cash equivalents decreased by $31.4 million and marketable securities increased by $105.6 million. This reflects our continued efforts to invest excess cash, obtained primarily through our public offerings, in marketable securities which yield a higher return than cash and cash equivalents.

   Cash used in operating activities was $18.9 million in 2000. This use of cash resulted from our net loss of $64.9 million which included $50.5 million in noncash depreciation and amortization expense and $1.7 million in equity related compensation, an increase in accounts receivable of $3.6 million, a cash use for accounts payable totaling $1.8 million and an increase of other assets of $2.6 million. The increase in accounts receivable is attributable to the growth in our customer base and a deterioration of our accounts receivable aging. The deterioration is attributable to longer payment cycles experienced from some of our customers. On an ongoing basis, we perform detailed analyses and monitor individual customer accounts to evaluate collectibility and establish a provision for doubtful accounts. Revenue is deferred when collection is not reasonably assured. We believe that the increase in the collection period of our accounts receivable does not indicate a significant increase in the collection risk associated with our accounts receivable balances. The use of cash resulting from the increase in other assets is primarily attributable to interest receivable from investments in marketable securities. The cash used in accounts payable was primarily due to the payment of liabilities assumed in the acquisition of TriVida, offset by timing differences in vendor payments. These amounts were partially offset by cash provided from the increase in accrued expenses of approximately $1.1 million primarily resulting from timing differences in the processing of the payment of our merchants' partner commissions which were made subsequent to December 31, 2000.

   Cash used in investing activities was $117.2 million in 2000. Purchases and sales of marketable securities in 2000 totaled $268.9 million and $163.8 million, respectively. Capital expenditures totaled $8.6 million in 2000. These capital expenditures were largely related to the purchase of additional system and storage equipment.

   Cash provided by financing activities was $104.7 million in 2000. This cash was provided through the issuance of common stock in our secondary offering in exchange for net proceeds of

$104.7 million, proceeds from the issuance of common stock in connection with the Employee Stock Purchase Plan and exercise of options and warrants totaling $1.7 million and payments on notes receivable from stockholders of $130,000. These amounts were partially offset by payments on capital lease arrangements totaling $1.8 million.

   We believe that our current cash, cash equivalents and marketable securities balances and borrowings will be sufficient to meet our debt service, operating and capital requirements for at least the next 12 months. While we do not anticipate that this would be necessary, if cash were insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. The issuance of additional equity securities could result in additional dilution to our stockholders.

Selected Quarterly Financial Data (unaudited)

                                                  Quarter Ended
                                  ----------------------------------------------
                                  March 31, June 30,  September 30, December 31,
                                    2000      2000        2000          2000
                                  --------- --------  ------------- ------------
                                      (In thousands, except per share data)
Revenue.........................   $ 3,629  $  4,320    $  5,330      $  6,406
Net loss........................    (9,344)  (19,118)    (18,230)      (18,220)
Net loss per share..............     (0.17)    (0.31)      (0.29)        (0.29)
                                                  Quarter Ended
                                  ----------------------------------------------
                                  March 31, June 30,  September 30, December 31,
                                    1999      1999        1999          1999
                                  --------- --------  ------------- ------------
                                      (In thousands, except per share data)
Revenue.........................   $   533  $    863    $  1,313      $  2,620
Loss before extraordinary item..    (2,881)   (3,914)     (5,688)       (5,021)
Net loss........................    (2,881)   (3,914)     (5,688)       (5,351)
Loss before extraordinary item
 per share......................     (0.24)    (0.36)      (0.49)        (0.13)
Net loss per share..............     (0.24)    (0.36)      (0.49)        (0.14)

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

Our limited operating history makes the evaluation of our business and prospects difficult

   We introduced our first online marketing services and recorded our first revenue from these services in the third quarter of 1997. Accordingly, you have limited information about our company with which to evaluate our business, strategies and performance and an investment in our common stock. Before buying our common stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose business depends on the Internet.

We have a history of losses and expect future losses

   Our accumulated deficit as of December 31, 2000 was $89.9 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. As a result of our acquisition of TriVida, we currently expect to record amortization expense of approximately $55.0 million per year during the next three years. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. To support our current and future lines of business, we plan to continue to invest in sales and marketing, including an expansion of those functions in Europe. We also intend to increase our expenditures relating to technology, infrastructure and client services and product development activities. The timing of our investments and expansion could cause material fluctuations in our results of operations. We also plan to purchase additional capital equipment, which will result in additional depreciation expense. Our losses will increase in the future, in part because of the amortization of intangible assets, and we may not be able to achieve or sustain profitability. We will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

If the internet fails to grow as an advertising, marketing and sales medium, our future revenue and business prospects would be materially and adversely affected

   Our future revenue and business prospects depend in part on a significant increase in the use of the Internet as an advertising, marketing and sales medium. Internet advertising and marketing is new and rapidly evolving, and it cannot yet be compared with traditional advertising media or marketing programs to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising and marketing solutions are uncertain. Further, the Internet is still emerging as a significant channel for selling goods and services to consumers. Our business and prospects will be materially and adversely affected if the Internet does not become further accepted as an advertising and marketing medium or if consumers do not increasingly purchase goods and services online.

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

System disruptions and failures may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation and business

   The continued and uninterrupted performance of the computer systems used by us, our customers and their marketing partners is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. These failures could affect our ability to deliver and track promotions quickly and accurately to the targeted audience and deliver reports to our customers and their marketing partners. Sustained or repeated system failures would reduce the attractiveness of our services significantly. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. In addition, interruptions in our services could result from the failure of telecommunications providers to provide the necessary data communications capacity in the time required. Our critical computer hardware and software is housed at Exodus Communications, Inc., a third party provider of Internet hosting and communication service. Any system-wide failure by us or Exodus, would have a material adverse effect on our business. Further, despite our efforts to implement network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. We do not carry enough business interruption insurance to compensate for any significant losses that may occur as a result of any of these events.

   We have experienced systems outages in the past, during which we were unable to route transactions to our customers from their marketing partners or provide reports. We expect to experience additional outages in the future. To date, these outages have not had a material adverse effect on us. However, in the future, a prolonged system-wide outage or frequent outages could cause harm to our reputation and could cause our customers or their marketing partners to make claims against us for damages allegedly resulting from an outage. The expansion of our existing data centers and the opening of additional data centers may not eliminate systems outages or prevent the loss of sales when system outages occur. Any damage or failure that interrupts or delays our operations could result in material harm to our business and expose us to material liabilities.

Intense competition in our markets may reduce the number of our customers and the pricing of our services

   We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We compete against larger public companies as well as against similar sized, private companies. We face competition in the online marketing services market in general, as well as in the affiliate marketing program and site personalization segments specifically. We have experienced and expect to continue to experience increased competition from current and potential competitors. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other marketing software or services in a manner that may discourage users from purchasing services offered by us. Also, many current and potential competitors have greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

Some customers may regard information about their online sales and traffic to be too sensitive to share with anyone outside their company, including Be Free. If this view became widespread, our business and prospects would be materially and adversely affected

   Our services require our customers to permit us access to their catalog, transactional and fulfillment systems, so we can track, store and analyze the sales and traffic that result from their promotions on their marketing partners' Internet sites. Some online customers may regard this information as too important from a business or competitive perspective to share with any third-party, including Be Free. If this view became widespread, businesses might forgo our marketing services entirely or seek to establish and manage their own marketing services using internal resources. This would materially and adversely affect our business and prospects.

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

If our system produces inaccurate information, we may experience customer dissatisfaction, customer loss, or both and be exposed to lawsuits

   Software defects or inaccurate data may cause incorrect recording, reporting or display of information to our customers, their marketing partners or both. Inaccurate information could cause our customers to over-pay or under-pay their marketing partners. As a result, we could be held liable for any damages incurred by our customers or their marketing partners. In addition, we provide an optional payment service for our customers. Software defects and inaccurate data may cause us to send payments to the wrong party, in the wrong amounts, or on an untimely basis, any of which could cause liability for us, lead to customer dissatisfaction, or both. Our services depend on complex software that we have internally developed or licensed from third parties. Software often contains defects, particularly when first introduced or when new versions are released, which can adversely affect performance or result in inaccurate data. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. In addition, our services depend on our customers and their marketing partners supplying us with data regarding contacts, performance and sales. They may provide us with erroneous or incomplete data.

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

If government regulations and legal uncertainties related to doing business on the internet cause a decline in e-commerce and internet advertising and marketing, our business and prospects could be materially and adversely affected

   Laws and regulations directly applicable to Internet communications, commerce and marketing are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. Other laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services, among other items. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

The internet generates privacy concerns which could result in market perceptions or legislation which could harm our business, result in reduced sales of our services, or both

   We gather and maintain anonymous data related to consumer online browsing and buying behavior. When a user first views or clicks on a customer's promotion managed by our system, we create an anonymous profile for that user and we add and change profile attributes based upon that user's behavior on our customer's Internet site and its marketing partners' Internet sites. Privacy concerns may cause visitors to avoid Internet sites that track behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify users that the data captured after visiting Internet sites may be used to direct product promotions and advertising to that user. For example, the United States and the European Union recently enacted privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt additional legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, results of operations and financial condition could be harmed. To date, these regulations and privacy concerns have not materially restricted the use of our services or our business growth. However, they may limit our ability to utilize the personalization technology that we obtained through our acquisition of TriVida or our ability to expand successfully our operations in Europe and in other foreign countries.

If a significant number of internet users use software to block online advertising, our business and prospects could decline materially

   Software programs exist that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by Internet users would significantly undermine the commercial viability of Internet advertising and marketing. This development could cause our business and prospects to decline materially.

If a significant number of internet users opt-out of online profiling or use software to prevent online profiling, our business prospects could decline materially

   We gather and maintain anonymous data related to consumer online browsing and buying behavior. When a user first views or clicks on a customer's promotion managed by our system, we create an anonymous profile for that user and we add and change profile attributes based upon that user's behavior on our customer's Internet site and its marketing partners' Internet sites. We host an Internet site which allows consumers to opt not to have their anonymous profile gathered and maintained by us. Also, software programs exist that limit or prevent the use of "cookies" which are required for us to gather the anonymous data. Widespread use of the opt-out capability or adoption of this software by Internet users could significantly undermine the commercial viability of our BSELECT Onsite service. This development could cause our business prospects to decline materially.

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

If we infringe upon the intellectual property rights of others, we could be exposed to significant liability

   We cannot assure you that our patent or any future patents or servicemark registrations we receive will not be successfully challenged by others or invalidated. In addition, we cannot assure you that we do not infringe any intellectual property rights of third parties or that we will be able to prevent misappropriation of our technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. There have been a number of patents granted relating to online commerce, advertising and affiliate marketing programs. Further, we believe that an increased number of such patents may be filed in the future. To date, we have not been notified that our technologies infringe the intellectual property rights of third parties, but in the future third parties may claim that we infringe on their past, current or future intellectual property rights. Any such claim brought against us or our customers, whether meritorious or not, could result in loss of revenue, be time-consuming to defend, result in costly litigation, or require us to enter into royalty or licensing agreements. If we were unable to enter into such royalty or licensing agreements, it could result in the significant modification or cessation of our business operations.

If we are not able to overcome the challenges of our planned international expansion, our revenue and our prospects for profitability may be materially and adversely affected

   We are expanding, and plan to continue to expand, our international operations and international sales and marketing efforts. To date, we have limited experience in developing localized versions of our services and in marketing, selling and distributing our services internationally. We provide online marketing services for several customers in Europe and we intend to offer our services in additional European countries. Our success in these markets will depend on the success of our customers in these countries.

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

We may not achieve the expected benefits of our acquisition of TriVida

   In February 2000, we acquired TriVida, a provider of personalization services to online merchants and content sites. In June 2000, we introduced BSELECT Onsite, our first service utilizing TriVida's personalization technology. Our failure to successfully address the challenges associated with this acquisition, including the further development and integration of these services with our existing services, could have a material adverse affect on our ability to market services based on these personalization technologies. We plan to devote significant resources to the development of personalization services. If we are unable to successfully develop and market personalization services, we may not achieve enhanced revenue and other anticipated benefits from the TriVida acquisition.

   The success of this acquisition will depend on:

  . the acceptance of personalization services in online marketing among online merchants, their marketing partners and Internet users;

  .  the addition of new functionality to the TriVida product

  .  retaining the software developers and other key employees of TriVida;
     and

  .  developing, integrating and marketing personalization services;

   Our failure to successfully address these factors may have a material adverse effect on our financial condition, including a reduction in our intangible assets, and could result in a decline in our common stock price.

We depend on a limited number of hardware and software vendors for essential products. If we were unable to purchase or license these essential products on acceptable terms or if we had to obtain substitutes for these essential products from different vendors, we might suffer a loss of revenue due to business interruption and might incur higher operating costs.

   We buy and lease hardware, including our servers and storage arrays from Sun Microsystems and EMC Corporation. We also license software, including our servers' operating systems, Internet server technology, database technology, graphical user interface technology and encryption technology, primarily from Sun Microsystems, Microsoft Corporation, Oracle Corporation and PowerSoft. If these vendors change the terms of our license arrangements with them so that it would be uneconomical to purchase our essential products from them, or if they were unable or unwilling to supply us with a sufficient quantity of properly functioning products, our business could be materially and adversely affected due to business interruption caused by any delay in product and service development until equivalent technology can be identified and the cost of integrating new technology.

We may be exposed to liability for information displayed on our customers' internet sites or within their marketing partners' internet sites

   Because the provision of our services requires us to provide a connection to the Internet sites of our customers and their marketing partners, we may be perceived as being associated with the content of these Internet sites. We do not and cannot screen all of the content generated by our customers and their marketing partners. As a result, we may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the materials displayed on our customers' sites and on their marketing partners' sites and e-mail messages. For example, if one of our customers is sued for posting information on its Internet site that is alleged to be defamatory, we may also be named as a defendant in that legal action based solely on our limited association with that customer's Internet site. As a result, we could be involved in legal proceedings and disputes that are costly to resolve, regardless of their lack of merit. We may also suffer a loss of customers or reputational harm based on this information or resulting from our involvement in these legal proceedings. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. Our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our reputation and our business and operating results, or could result in the imposition of criminal penalties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Index to Financial Statements which appears on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers, and their respective ages and positions as of February 28, 2001, are set forth below:

Name                    Age                                 Position
----                    ---                                 --------
Gordon B. Hoffstein...  48  President, Chief Executive Officer and Chairman of the Board of Directors
Samuel P. Gerace, Jr..  37  Executive Vice President and Chief Technology Officer
Thomas A. Gerace......  30  Executive Vice President and Chief Marketing Officer
Stephen M. Joseph.....  42  Executive Vice President, Chief Financial Officer and Treasurer
W. Blair Heavey.......  38  Executive Vice President, Sales
Steven D. Pike........  47  Vice President, Client Services

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

   Samuel P. Gerace, Jr. has been our Executive Vice President, Chief Technology Officer and a director since August 1998. He was a founder of and has been involved in managing our business since the inception of one of our affiliated companies in September 1985. Mr. Gerace holds an A.B. from Harvard College. Samuel P. Gerace, Jr. is the brother of Thomas A. Gerace.

   Thomas A. Gerace has been our Executive Vice President and Chief Marketing Officer since August 1998. He was a founder of and has been involved in managing our business since inception. Mr. Gerace received an A.B. from Harvard College. Thomas A. Gerace is the brother of Samuel P. Gerace, Jr.

   Stephen M. Joseph has been our Executive Vice President and Chief Financial Officer since August 1998. From October 1991 to December 1997, he served as Chief Financial Officer of PCs Compleat, Inc. Mr. Joseph earned a B.S. from Bentley College.

   W. Blair Heavey has been our Executive Vice President, Sales since October 1998. From April 1995 until joining us, he held sales positions at Open Market, Inc., an Internet software developer, including Director of Sales and Director, Strategic Channel Sales. Mr. Heavey received a B.A. from Boston College and an M.B.A. from Babson College.

   Steven D. Pike has been our Vice President, Client Services since April 1999. From July 1998 until joining us, he served as Vice President, Customer Services at Internet Commerce Services, Inc., a commerce service provider. From September 1995 to June 1998, he held the position of Director of Technical Services at Open Market, Inc. Mr. Pike holds a B.S. from Franklin Pierce College.

   The information under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

   The information under "Compensation and Other Information Concerning Directors and Officers" from the Definitive Proxy Statement, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information under "Securities Ownership of Certain Beneficial Owners and Management" from the Definitive Proxy Statement is hereby incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under "Certain Relationships and Related Transactions" the Definitive Proxy Statement is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   Financial Statements and Schedules. See Index to Financial Statements and Schedules, which appears on page F-1 hereof.

   Reports on Form 8-K. During the quarter ended December 31, 2000, the Registrant filed with the Commission a Form 8-K, dated October 26, 2000, reflecting its financial results for the third quarter of 2000.

   Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                         BE FREE, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           No.
                                                                           ----
Financial Statements:
Report of Independent Accountants......................................... F-2
Consolidated Balance Sheets at December 31, 2000 and 1999................. F-3
Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998...................................................... F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998...................................................... F-6
Notes to Consolidated Financial Statements................................ F-7

                               SCHEDULES OMITTED

   Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Be Free, Inc. and Subsidiaries:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Be Free, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 7, 2001

                         BE FREE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 27,527     $58,976
  Marketable securities..............................    122,333      12,762
  Accounts receivable, net of allowances of $658 and
   $97, respectively.................................      3,903         892
  Other current assets...............................      4,815       1,718
                                                        --------     -------
    Total current assets.............................    158,578      74,348
Marketable securities................................      4,021       7,954
Property and equipment, net..........................     17,443       7,967
Intangible assets, net...............................    119,217         --
Deposits.............................................      1,023         340
Other assets.........................................         93         228
                                                        --------     -------
    Total assets.....................................   $300,375     $90,837
                                                        ========     =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $  1,937     $   967
  Accrued expenses...................................      4,857       2,916
  Deferred revenue...................................      1,250         943
  Current portion of long-term debt..................      2,593         943
                                                        --------     -------
    Total current liabilities........................     10,637       5,769
Long-term debt, net of current portion...............      2,781       2,507
                                                        --------     -------
Total liabilities....................................     13,418       8,276
Commitments and contingencies (Note H)
Stockholders' equity:
  Common stock, $0.01 par value; 250,000 and 75,000
   shares authorized, respectively; 66,021 and 56,176
   shares issued, respectively.......................        660         562
  Additional paid-in capital.........................    379,932     113,274
  Unearned compensation..............................     (3,805)     (6,002)
  Stockholders' notes receivable.....................        (78)       (208)
  Accumulated other comprehensive income (loss)......        177         (11)
  Accumulated deficit................................    (89,929)    (25,017)
                                                        --------     -------
                                                         286,957      82,598
Treasury stock, at cost (245 shares at December 31,
 1999)...............................................        --          (37)
                                                        --------     -------
    Total stockholders' equity.......................    286,957      82,561
                                                        --------     -------
Total liabilities and stockholders' equity...........   $300,375     $90,837
                                                        ========     =======

    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Revenue...........................................  $ 19,685  $  5,329  $ 1,327
Operating expenses:
  Cost of revenue.................................     3,627       845      424
  Sales and marketing (exclusive of equity related
   compensation of $588, $525 and $56,
   respectively)..................................    17,873     9,329    1,154
  Client services (exclusive of equity related
   compensation of $156, $238 and $14,
   respectively)..................................     6,918     3,474      300
  Development and engineering (exclusive of equity
   related compensation of $197, $146 and $1,865,
   respectively) .................................    10,540     4,767      729
  General and administrative (exclusive of equity
   related compensation of $718, $1,033 and $450,
   respectively)..................................     6,374     2,824      875
  Equity related compensation.....................     1,659     1,942    2,385
  Amortization and merger related expenses........    46,482       --       --
                                                    --------  --------  -------
    Total operating expenses......................    93,473    23,181    5,867
                                                    --------  --------  -------
    Operating loss................................   (73,788)  (17,852)  (4,540)
  Interest income.................................     9,367     1,292       34
  Interest expense................................      (491)     (944)    (258)
                                                    --------  --------  -------
Net loss before extraordinary item................   (64,912)  (17,504)  (4,764)
Extraordinary item--loss on early extinguishment
 of debt..........................................       --       (330)     --
                                                    --------  --------  -------
Net loss..........................................   (64,912)  (17,834)  (4,764)
Accretion of preferred stock to redemption value..       --     (1,517)    (130)
                                                    --------  --------  -------
Net loss attributable to common stockholders......  $(64,912) $(19,351) $(4,894)
                                                    ========  ========  =======
Basic and diluted net loss per share:
Net loss attributable to common stockholders
 without extraordinary item.......................  $  (1.07) $  (1.00) $ (0.31)
Extraordinary item................................       --      (0.02)     --
                                                    --------  --------  -------
Net loss attributable to common stockholders......  $  (1.07) $  (1.02) $ (0.31)
                                                    ========  ========  =======
Shares used in computing basic and diluted net
 loss per share...................................    60,759    18,951   16,018

    The accompanying notes are an integral part of the financial statements.

                        BE FREE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             for the years ended December 31, 1998, 1999 and 2000
                     (In thousands, except per share data)

                     Common Stock                                          Accumulated              Treasury Stock
                   ---------------- Additional              Stockholders'     Other                 ----------------
                          $0.01 Par  Paid-in     Unearned       Notes     Comprehensive Accumulated
                   Shares   Value    Capital   Compensation  Receivable   Income (Loss)   Deficit   Shares    Value
                   ------ --------- ---------- ------------ ------------- ------------- ----------- -------  -------
Balance at
December 31,
1997.............  17,613   $176     $    346    $   --         $--           $--        $ (2,419)      --   $   --
 Stock issuance
 in connection
 with warrant
 exercise........   1,887     19          356        --          --            --             --        --       --
 Acquisition of
 treasury stock..     --     --           --         --          --            --             --     (6,177)  (6,177)
 Issuance of
 restricted stock
 to employees by
 controlling
 stockholders....     --     --         2,145       (319)        --            --             --        --       --
 Issuance of
 warrants to
 purchase Common
 Stock in
 connection with
 Series A
 Preferred Stock
 financing.......     --     --         1,791        --          --            --             --        --       --
 Exercise of call
 option on Common
 Stock...........     --     --           --         --          --            --             --       (705)    (705)
 Forfeiture of
 unvested shares
 of restricted
 stock...........     --     --          (180)       180         --            --             --        --       --
 Issuance of
 restricted
 stock...........     --     --           --      (4,417)       (780)          --             --      5,197    5,197
 Unearned
 compensation
 related to
 option grants...     --     --         1,177     (1,177)        --            --             --        --       --
 Amortization of
 unearned
 compensation....     --     --           --         184         --            --             --        --       --
 Net loss........     --     --           --         --          --            --          (4,764)      --       --
 Accretion to
 redemption value
 of Series A
 Preferred Stock.     --     --          (130)       --          --            --             --        --       --
                   ------   ----     --------    -------        ----          ----       --------   -------  -------
Balance at
December 31,
1998.............  19,500    195        5,505     (5,549)       (780)          --          (7,183)   (1,685)  (1,685)
 Acquisition of
 treasury stock..     --     --          (454)       437          74           --             --       (525)     (79)
 Acceleration of
 vesting of
 restricted
 stock...........     --     --            77        --          --            --             --        --       --
 Issuance of
 restricted
 stock...........     --     --           --         (98)        (52)          --             --        150      150
 Repayment of
 receivable from
 stockholder.....     --     --           --         --          550           --             --        --       --
 Unearned
 compensation
 related to
 option grants...     --     --         2,674     (2,674)        --            --             --        --       --
 Amortization of
 unearned
 compensation....     --     --           --       1,882         --            --             --        --       --
 Series B
 Preferred Stock
 dividend........     --     --        (1,183)       --          --            --             --        --       --
 Accretion to
 redemption value
 of Series A and
 B Preferred
 Stock...........     --     --          (334)       --          --            --             --        --       --
 Issuance of
 Common Stock in
 initial public
 offering, net of
 offering costs..  12,880    129       70,445        --          --            --             --        --       --
 Conversion of
 Series A and
 Series B
 Preferred Stock
 and warrants....  23,796    238       35,550        --          --            --             --        --       --
 Stock issuance
 in connection
 with option and
 warrant
 exercises.......     --     --           994        --          --            --             --      1,815    1,577
 Comprehensive
 loss:
   Net loss......     --     --           --         --          --            --         (17,834)      --       --
   Other
 comprehensive
 loss............     --     --           --         --          --            (11)           --        --       --
                   ------   ----     --------    -------        ----          ----       --------   -------  -------
 Comprehensive
 loss............     --     --           --         --          --            (11)       (17,834)      --       --
                   ------   ----     --------    -------        ----          ----       --------   -------  -------
Balance at
December 31,
1999.............  56,176    562      113,274     (6,002)       (208)          (11)       (25,017)     (245)     (37)
 Amortization of
 unearned
 compensation....     --     --           --       1,939         --            --             --        --       --
 Elimination of
 unearned
 compensation for
 terminated
 employees.......     --     --         (258)        258         --            --             --        --       --
 Acceleration of
 vesting of
 restricted
 stock...........     --     --            50        --          --            --             --        --       --
 Repayment of
 receivable from
 stockholder.....     --     --           --         --          130           --             --        --       --
 Issuance of
 Common Stock in
 secondary
 offering, net of
 offering costs..   4,047     40      104,665        --          --            --             --        --       --
 Issuance of
 Common Stock for
 acquisition of
 Trivida.........   2,913     29      160,930        --          --            --             --        --       --
 Acquisition of
 treasury stock..     --     --           --         --          --            --             --       (126)     (18)
 Stock issuance
 in connection
 with Employee
 Stock Purchase
 Plan............     123      1          873        --          --            --             --         89       13
 Stock issuance
 in connection
 with option and
 warrant
 exercises.......   2,762     28          398        --          --            --             --        282       42
 Comprehensive
 loss:
   Net loss......     --     --           --         --          --            --         (64,912)      --       --
   Other
 comprehensive
 income..........     --     --           --         --          --            188            --        --       --
                   ------   ----     --------    -------        ----          ----       --------   -------  -------
 Comprehensive
 loss............     --     --           --         --          --            188        (64,912)      --       --
                   ------   ----     --------    -------        ----          ----       --------   -------  -------
Balance at
December 31,
2000.............  66,021   $660     $379,932    $(3,805)       $(78)         $177       $(89,929)      --   $   --
                   ======   ====     ========    =======        ====          ====       ========   =======  =======
                       Total
                   Stockholders'
                      Equity
                     (Deficit)
                   -------------
Balance at
December 31,
1997.............    $ (1,897)
 Stock issuance
 in connection
 with warrant
 exercise........         375
 Acquisition of
 treasury stock..      (6,177)
 Issuance of
 restricted stock
 to employees by
 controlling
 stockholders....       1,826
 Issuance of
 warrants to
 purchase Common
 Stock in
 connection with
 Series A
 Preferred Stock
 financing.......       1,791
 Exercise of call
 option on Common
 Stock...........        (705)
 Forfeiture of
 unvested shares
 of restricted
 stock...........         --
 Issuance of
 restricted
 stock...........         --
 Unearned
 compensation
 related to
 option grants...         --
 Amortization of
 unearned
 compensation....         184
 Net loss........      (4,764)
 Accretion to
 redemption value
 of Series A
 Preferred Stock.        (130)
                   -------------
Balance at
December 31,
1998.............      (9,497)
 Acquisition of
 treasury stock..         (22)
 Acceleration of
 vesting of
 restricted
 stock...........          77
 Issuance of
 restricted
 stock...........         --
 Repayment of
 receivable from
 stockholder.....         550
 Unearned
 compensation
 related to
 option grants...         --
 Amortization of
 unearned
 compensation....       1,882
 Series B
 Preferred Stock
 dividend........      (1,183)
 Accretion to
 redemption value
 of Series A and
 B Preferred
 Stock...........        (334)
 Issuance of
 Common Stock in
 initial public
 offering, net of
 offering costs..      70,574
 Conversion of
 Series A and
 Series B
 Preferred Stock
 and warrants....      35,788
 Stock issuance
 in connection
 with option and
 warrant
 exercises.......       2,571
 Comprehensive
 loss:
   Net loss......     (17,834)
   Other
 comprehensive
 loss............         (11)
                   -------------
 Comprehensive
 loss............     (17,845)
                   -------------
Balance at
December 31,
1999.............      82,561
 Amortization of
 unearned
 compensation....       1,939
 Elimination of
 unearned
 compensation for
 terminated
 employees.......         --
 Acceleration of
 vesting of
 restricted
 stock...........          50
 Repayment of
 receivable from
 stockholder.....         130
 Issuance of
 Common Stock in
 secondary
 offering, net of
 offering costs..     104,705
 Issuance of
 Common Stock for
 acquisition of
 Trivida.........     160,959
 Acquisition of
 treasury stock..         (18)
 Stock issuance
 in connection
 with Employee
 Stock Purchase
 Plan............         887
 Stock issuance
 in connection
 with option and
 warrant
 exercises.......         468
 Comprehensive
 loss:
   Net loss......     (64,912)
   Other
 comprehensive
 income..........         188
                   -------------
 Comprehensive
 loss............     (64,724)
                   -------------
Balance at
December 31,
2000.............    $286,957
                   =============

   The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Cash flows for operating activities:
 Net loss.........................................  $(64,912) $(17,834) $(4,764)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization....................    50,509     1,485      286
 Extraordinary loss on early extinguishment of
  debt............................................       --        330      --
 Equity related compensation......................     1,659     1,942    2,385
 Acquisition of fixed assets in exchange for
  services........................................       --        --      (203)
 Provisions for doubtful accounts.................       561        82       14
 Changes in operating assets and liabilities net
  of the effects from the purchase of Trivida
  Corporation:
  Accounts receivable.............................    (3,562)     (856)     (53)
  Deposits........................................      (129)       45     (384)
  Accounts payable................................    (1,809)      433      102
  Accrued expenses................................     1,119     2,353      243
  Deferred revenue................................       307       821      121
  Other assets....................................    (2,622)   (1,779)    (108)
                                                    --------  --------  -------
Net cash used in operating activities.............   (18,879)  (12,978)  (2,361)
                                                    --------  --------  -------
Cash flows for investing activities:
 Purchases of property and equipment..............    (8,594)   (4,850)    (610)
 Cash paid for Trivida acquisition, net of cash
  acquired........................................    (3,528)      --       --
 Proceeds from the sale of marketable securities..   163,793       --       --
 Purchases of marketable securities...............  (268,894)  (20,698)     --
                                                    --------  --------  -------
Net cash used in investing activities.............  (117,223)  (25,548)    (610)
                                                    --------  --------  -------
Cash flows from financing activities:
 Proceeds from issuance of Series A Convertible
  Participating Preferred Stock, net of issuance
  costs...........................................       --        --     8,656
 Issuance of warrants for Common Stock in
  connection with Series A Preferred Stock........       --        --     1,791
 Proceeds from issuance of Series B Convertible
  Participating Preferred Stock, net of issuance
  costs...........................................       --     24,944      --
 Proceeds from issuance of Common Stock, net of
  offering costs..................................   104,705    70,574      --
 Proceeds from exercise of options and warrants...       792     2,571      --
 Acquisition of common stock and treasury shares..       --         (5)  (6,882)
 Proceeds from Employee Stock Purchase Plan.......       887       --       --
 Proceeds from notes receivable from stockholders.       130       550      --
 Proceeds from sales/leaseback....................       --        241      --
 Proceeds from long-term debt.....................       --        --     5,000
 Payments on long-term debt.......................    (1,829)   (5,700)    (183)
 Payments on notes payable to related parties.....       --        --    (1,160)
                                                    --------  --------  -------
Net cash provided by financing activities.........   104,685    93,175    7,222
Effect of exchange rate changes on cash...........       (32)      --       --
                                                    --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents......................................   (31,449)   54,649    4,251
Cash and cash equivalents at beginning of year....    58,976     4,327       76
                                                    --------  --------  -------
Cash and cash equivalents at end of year..........  $ 27,527  $ 58,976  $ 4,327
                                                    ========  ========  =======

    The accompanying notes are an integral part of the financial statements.

                         BE FREE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The Company and Basis of Presentation

   Be Free, Inc. (the "Company") is a provider of a marketing platform that enables electronic commerce merchants and Internet portals to promote their products and services on the Internet. The Company has a single operating segment without an organizational structure dictated by product lines, geography or customer type. Revenue has been primarily derived from the Company's BFAST partner marketing services, which have been provided primarily to domestic companies to date.

   The Company was incorporated on January 25, 1996 as "Freedom of Information, Inc." On March 31, 1999, the Company changed its name to Be Free, Inc.

   Prior to August 28, 1998, the Company and two affiliated companies, PCX Information Systems, Inc. ("PCX") and FOI, Inc. ("FOI"), were under common ownership and management by members of the same immediate family. On August 28, 1998, stockholders of the affiliated companies exchanged their shares of capital stock of the affiliated companies for shares of the Company's common stock which resulted in the affiliated companies becoming wholly-owned subsidiaries of the Company (Note I). This combination was accounted for at historical cost due to the common control of the entities.

   On February 29, 2000, the Company acquired TriVida Corporation ("TriVida") (Note C). Under the terms of the agreement, all outstanding shares of TriVida capital stock were exchanged in the aggregate for 2,912,996 shares of the Company's common stock, net of an escrow claim of 20,280 shares, and the assumption of options to acquire TriVida capital stock for an additional 566,592 shares of the Company's common stock, which resulted in TriVida becoming a wholly-owned subsidiary of the Company.

   The consolidated financial statements include the accounts of Be Free, Inc. and its wholly-owned subsidaries. All significant intercompany accounts and transactions have been eliminated.

B. Summary of Significant Accounting Policies

Cash and Cash Equivalents

   The Company considers all highly liquid investments with remaining maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents which consist of money market accounts, commercial paper, certificates of deposits and U.S. government obligations are stated at cost, which approximates market value. Cash equivalents totaled $26,300,000 and $57,900,000, at December 31, 2000 and 1999, respectively.

Marketable Securities

   The Company's marketable securities consist of commercial paper, U.S. government obligations and corporate bonds. At December 31, 2000 and 1999, marketable debt and equity securities have been categorized as available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, as a result, are stated at fair value based generally on quoted market prices.

                         BE FREE, INC. AND SUBSIDIARIES

   The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of asset-backed securities, over the estimated life of the security. Such amortization and accretion as well as interest are included in interest income or interest expense. Net realized gains and losses have been immaterial to date. The cost of securities sold is based on the specific identification method. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders' equity in accumulated other comprehensive income until realized.

   Management reviews its marketable securities at each balance sheet date to assess the existence of any declines in the fair value of securities which it believes to be other than temporary or permanent. If such declines are identified, a loss is recorded in the period that the determination is made. No such losses have been recorded to date.

Risks and Uncertainties

   The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on a limited number of suppliers, rapid industry changes, competition, competitive pricing pressures, changes in foreign laws and regulations, risks associated with breaches of our security measures, ability to generate significant revenue to achieve profitability, ability to sustain and manage growth, inability to attract and retain key personnel, undetected problems in the Company's technologies, risks associated with acquisitions, investments and alliances, enforcement of the Company's intellectual property rights, litigation, changes in regulations, a lessening demand or changes in the internet advertising market and stock price volatility. The Company regularly evaluates the recoverability of long-lived assets including goodwill and intangible assets. It is reasonably possible that the Company may incur impairment charges for intangible assets, including goodwill, in future reporting periods.

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. At December 31, 2000 and 1999, substantially all of the Company's cash, cash equivalents and marketable securities were invested in money market accounts, commercial paper, certificates of deposit and U.S. government obligations at seven and six financial institutions, respectively. The Company believes these institutions to be of high credit quality. The Company had no customers in 2000 that exceeded 10% of revenue. The Company had two customers in 1999 which constituted 20% and 13% of revenue, respectively, and one customer in 1998 totaling 73% of revenue. The Company had one customer that accounted for 13% of accounts receivable at December 31, 2000. The Company had one customer that accounted for 11% of accounts receivable at December 31, 1999.

Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for furniture and office equipment and three to five years for computer equipment and purchased software.

                         BE FREE, INC. AND SUBSIDIARIES

Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. The cost of maintenance and repairs is charged to expense as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from accounts and any related gains or losses are reflected in income or loss for the period.

   On January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Accordingly, the Company's policy is to capitalize costs associated with the design and implementation of its operating systems, including internally developed software. The Company amortized these costs over the estimated useful life of the software commencing with the date that the software is ready for its intended use. The estimated useful life of the Company's internally developed software is generally eighteen months.

Intangible Assets

   The Company accounts for the impairment of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived assets to be Disposed of". SFAS No. 121 requires assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by those assets. Based on management's assessment at December 31, 2000, the Company has determined that no impairment of long-lived assets exists. It is reasonably possible that the Company may incur impairment charges for intangible assets, including goodwill, in future reporting periods.

Revenue Recognition

   The Company derives revenue primarily from providing online marketing services to customers. The Company recognizes revenue when a contract has been signed, services have been rendered, the related fee is fixed and determinable and collection of the fee is reasonably assured. Customer contracts generally provide for fees on a per transaction basis with a monthly or quarterly minimum. Revenue under service contracts is recognized monthly over the contract period based on the contractual minimum service fee or based on transaction volume when the transaction volume exceeds the contractual minimum for that period. Revenue for enhanced customer services is recognized monthly when delivered based upon the related underlying activity. The Company also charges a one time integration fee for certain services. Revenue from integration fees and related costs are recognized ratably over the expected life of the customer.

   Revenue is deferred when collection is not reasonably assured. On an ongoing basis, we perform detailed analyses and monitor individual customer accounts to evaluate collectability. When we identify an account with a collection risk, we defer the related revenue until the collection of cash. We did not incur any significant accounts receivable writeoffs during 2000.

                         BE FREE, INC. AND SUBSIDIARIES

   The Company may discount the BFAST service fee by 5% for any calendar day that Be Free's system response time does not meet the contractual performance level for greater than 60 minutes during any calendar day. Any discounts granted will be recorded as a reduction of revenue in the period incurred. Discounts and credits issued to date have been immaterial.

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

Development and Engineering

   Development and engineering costs, excluding costs required to be capitalized under SOP 98-1, are expensed as incurred and include labor and related costs for product development and maintenance and support of system infrastructure.

Advertising Costs

   Advertising costs are expensed as incurred. Advertising expense of approximately $508,000, $210,000, and $35,000 were charged to sales and marketing expense for the years ended December 31, 2000, 1999, and 1998, respectively.

Income Taxes

   The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized based on temporary differences between the amounts presented in the financial statements and the tax bases of assets and liabilities using current statutory tax rates. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Accounting for Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation at the fair value of options issued. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to

                         BE FREE, INC. AND SUBSIDIARIES
employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. The Company calculates the fair value of options granted to employees in accordance with SFAS No. 123 for disclosure purposes only. Stock-based compensation issued to nonemployees is measured and recorded using the fair value method prescribed in SFAS No. 123.

Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, except for property and equipment which is translated at historical exchange rates. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity (deficit). Foreign currency transaction gains and losses are recorded in operating expenses and were not significant for the years ended December 31, 2000, 1999 and 1998.

Accumulated Other Comprehensive Income (Loss)

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. As of December 31, 2000, accumulated other comprehensive income, as reflected in the Consolidated Statements of Stockholders' Equity (Deficit), consisted of $206,000 relating to the change net unrealized gains on marketable securities and foreign currency translation losses of $18,000. As of December 31, 1999, accumulated other comprehensive loss consisted of net unrealized losses on marketable securities.

Treasury Stock

   The Company accounts for the purchase of treasury stock using the cost method. The Company has reissued treasury shares upon issuance of shares related to grants of restricted stock, exercises of options and the Employee Stock Purchase Plan. The difference between the cost of the treasury shares, on a first-in, first-out basis, and the exercise price of the options or purchase price of restricted stock is reflected in additional paid-in capital.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates include accounts receivable allowances, accrued expenses and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

                         BE FREE, INC. AND SUBSIDIARIES

Reclassifications

   Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of FASB Statement No. 133," in fiscal year 2001.

C. Acquisition

   On February 29, 2000, the Company acquired TriVida. TriVida provides personalization services to online merchants and content sites. These personalization services are designed to predict the buying behavior of a unique but anonymous user based upon the past browsing and buying behavior of that user as well as other anonymous users. In connection with the transaction, the Company issued common stock with an approximate value of $165,000,000. The acquisition has been accounted for under the purchase method of accounting. The allocation of the purchase price for TriVida resulted in goodwill of $110,060,000 and other intangibles, including patents, developed technology and workforce, of $55,000,000. These items have been recorded as intangible assets within the Consolidated Balance Sheet, and are being amortized on a straight-line basis over three years. For the period ended December 31, 2000, the Company recorded a nonrecurring charge to operations for acquisition-related costs of $639,000, which primarily related to employee severance. At December 31, 2000, the Company had $119,217,000 in intangible assets, net of accumulated amortization of $45,843,000 relating to this acquisition.

   The following unaudited pro forma consolidated results are presented as if the TriVida acquisition had occurred on January 1, 2000 and 1999, respectively. Based on an estimated useful life of three years for the intangible assets, the unaudited proforma consolidated results include an adjustment of approximately $9,169,000 and $55,020,000 for amortization expense for the twelve months ended December 31, 2000 and 1999 respectively, and $639,000 in nonrecurring acquisition related expense for the year ended December 31, 1999.

                                                      Year ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                                       (In thousands, except
                                                          per share data)
   Revenue........................................... $    19,685  $     5,329
   Net loss..........................................     (77,381)     (81,225)
   Basic and diluted net loss per share..............       (1.26)       (3.73)

                         BE FREE, INC. AND SUBSIDIARIES

   The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

D. Marketable Securities

   The following is a summary of marketable securities at December 31, 2000:

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized   Fair
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- --------
                                                     (In thousands)
Current:
  Certificates of deposit.............. $  3,198     $ 13       $--     $  3,211
  Commercial paper.....................   58,248        3        --       58,251
  U.S. government obligations .........   15,761        6        --       15,767
  Corporate bonds......................   44,984      120        --       45,104
                                        --------     ----       ----    --------
  Total current........................  122,191      142        --      122,333
Noncurrent:
  Corporate bonds......................    3,968       53        --        4,021
                                        --------     ----       ----    --------
Total.................................. $126,159     $195       $--     $126,354
                                        ========     ====       ====    ========

   The following is a summary of marketable securities at December 31, 1999:

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         --------- ---------- ---------- -------
                                                     (In thousands)
Current:
  Commercial paper......................  $ 8,369     $--        $--     $ 8,369
  U.S. government obligations ..........    1,998      --          (5)     1,993
  Corporate bonds.......................    2,401      --          (1)     2,400
                                          -------     ----       ----    -------
  Total current.........................   12,768      --          (6)    12,762
                                          -------     ----       ----    -------
Noncurrent:
  Corporate bonds.......................    5,959      --         --       5,959
  U.S. government obligations ..........    2,000      --          (5)     1,995
                                          -------     ----       ----    -------
  Total noncurrent......................    7,959      --          (5)     7,954
                                          -------     ----       ----    -------
Total...................................  $20,727     $--        $(11)   $20,716
                                          =======     ====       ====    =======

   All securities classified as current have contractual maturities less than one year. All securities classified as noncurrent have contractual maturities greater than one year, but less than two years. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Gross realized gains and losses have been immaterial to date.

                         BE FREE, INC. AND SUBSIDIARIES

E. Property and Equipment

   Property and equipment consist of the following:

                                                        Amounts under capital
                                                         lease arrangements
                                                        ----------------------
                                        December 31,        December 31,
                                       ---------------  ----------------------
                                        2000     1999      2000        1999
                                       -------  ------  ----------  ----------
                                                  (In thousands)
Furniture and office equipment........ $ 1,251  $  804  $      419  $      412
Computer equipment and purchased
 software.............................  20,180   8,283       5,667       3,074
Internally-developed software.........   1,674     --          --          --
Leasehold improvements................     615     360         109         109
                                       -------  ------  ----------  ----------
                                        23,720   9,447       6,195       3,595
Accumulated depreciation and
 amortization.........................  (6,277) (1,480)     (2,160)       (700)
                                       -------  ------  ----------  ----------
Property and equipment, net........... $17,443  $7,967  $    4,035  $    2,895
                                       =======  ======  ==========  ==========

   Depreciation and amortization expense totaled $4,808,000, $1,128,000 and $233,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Internally-developed software totaled $1,226,000 net of accumulated amortization of $448,000 at December 31, 2000.

F. Accrued Expenses

   Accrued expenses include the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
      Salaries and benefits.................................... $ 1,604 $   755
      Professional fees........................................     922     919
      Accrued taxes............................................     183     223
      Merchant partners' commissions...........................     799     --
      Other....................................................   1,349   1,019
                                                                ------- -------
        Accrued expenses....................................... $ 4,857 $ 2,916
                                                                ======= =======

G. Long-Term Debt

   As of December 2000 and 1999, the Company had obligations under capital leases and equipment financing of $5,374,000 and $3,450,000, respectively. During the years ended December 31, 2000 and 1999, the Company entered into various equipment, software and support financing agreements totaling approximately $2,457,000 and $3,434,000, respectively. These agreements are collateralized by the asset purchases (Note E) made under the debt agreements. As of December 31, 2000, no amounts were available for borrowing under these agreements.

   The weighted average interest rate of outstanding long-term debt at December 31, 2000 and 1999 was 10.6% and 9.2%, respectively.

                         BE FREE, INC. AND SUBSIDIARIES

   Payments on long-term debt are as follows:

Year ended December 31,
-----------------------
                                                                  (In thousands)
2001.............................................................     $2,978
2002.............................................................      2,274
2003.............................................................        620
                                                                      ------
Total payments...................................................      5,872
Less amounts representing interest...............................       (498)
                                                                      ------
Present value of net payments....................................      5,374
Less current portion.............................................     (2,593)
                                                                      ------
Long-term debt, net of current portion...........................     $2,781
                                                                      ======

   On September 29, 1998, the Company entered into a subordinated debt agreement totaling $5,000,000 which incurred interest at 12% per annum. The Company borrowed the full amount available under this agreement on October 23, 1998. This debt was paid in full in December 1999. In connection with the subordinated debt financing, the Company also granted warrants to purchase 700,000 shares of the Company's Series A Preferred Stock at $1.00 per share. Upon the closing of the Company's initial public offering, the warrants converted into common stock warrants to purchase 700,000 shares of common stock at $1.00 per share. The fair value of the warrants, estimated to be approximately $540,000 at issuance, was recorded as a discount on the carrying value of the debt and amortized to interest expense over the term of the debt. The value of the warrants was estimated assuming a weighted average risk free interest rate of 4.51%, an expected life from date of grant of four years, a volatility of 100% and no expected dividends. The amount of interest expense recognized for the year ended December 31, 1999 totaled $180,000. The remaining deferred financing cost of $330,000 was expensed as an extraordinary loss upon the early retirement of the debt. The warrants were fully exercised in August 2000.

H. Commitments and Contingencies

   The Company leases facilities and computer equipment under operating lease agreements that expire on various dates through November 2008. The Company pays all insurance and pro-rated portions of certain operating expenses for certain leases. Rent expense was $3,394,000, $1,143,000, and $308,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

   The future minimum lease payments at December 31, 2000 are as follows:

Year ended December 31,                                         Operating Leases
-----------------------                                         ----------------
                                                                 (In thousands)
2001...........................................................     $ 3,898
2002...........................................................       2,339
2003...........................................................       1,813
2004...........................................................       1,409
2005...........................................................         516
2006 and thereafter............................................       1,090
                                                                    -------
  Total minimum lease payments.................................     $11,065
                                                                    =======

                         BE FREE, INC. AND SUBSIDIARIES

I. Capital Structure

   Through November 3, 1999, the authorized capital stock of the Company consisted of (i) 27,500,000 shares of voting common stock ("Common Stock") authorized for issuance with a par value of $0.01 and (ii) 24,496,522 shares of Preferred Stock with a par value of $0.01, of which 11,300,000 shares were designated as Series A Convertible Participating Preferred Stock ("Series A Preferred Stock") and 13,196,522 shares designated as Series B Convertible Participating Preferred Stock ("Series B Preferred Stock"). Upon the closing of the Company's initial public offering, all outstanding shares of Series A and B Preferred Stock converted into 23,796,522 shares of Common Stock.

   Effective November 3, 1999 the authorized capital stock of the Company consisted of (i) 75,000,000 shares of Common Stock authorized for issuance with a par value of $0.01 and (ii) 10,000,000 shares of preferred stock with a par value of $0.01.

   On May 25, 2000, Stockholders approved a 175,000,000 increase in the authorized Common Stock of the Company, resulting in 250,000,000 shares of Common Stock authorized for issuance.

Common Stock

   Prior to August 28, 1998, the Company and two affiliated companies, PCX and FOI, were under common ownership and management by members of the same immediate family. On August 28, 1998, stockholders of the affiliated companies exchanged their shares of capital stock of the affiliated companies for shares of the Company's common stock which resulted in the affiliated companies becoming wholly-owned subsidiaries of the Company. This combination was accounted for at historical cost due to the common control of the entities. The financial statements for the Company, FOI and PCX are presented on a combined basis for the years ended December 31, 1998.

   On August 28, 1998, the holders of warrants to purchase shares of Common Stock exercised their warrants for 1,886,988 shares of Common Stock. Of these shares, 705,364 shares were subject to a call option at the discretion of the Company for $1.00 per share. On October 27, 1998, the Company exercised its call option in full for $705,000.

   On August 28, 1998, the Company repurchased 6,176,881 shares of Common Stock from founders and employees of the Company in exchange for notes payable issued by the Company for $6,177,000. These notes were paid in full on August 31, 1998.

   On August 28, 1998, certain controlling stockholders of the Company transferred 2,145,000 shares of Common Stock to employees in consideration of past performance and as an incentive for continuing employment with the Company. The stock was transferred subject to certain vesting restrictions and for no cash consideration. The fair value of these restricted stock awards at the date of transfer totaled $2,145,000, which the Company is recognizing as compensation expense over the defined vesting period. The vesting for the transferred shares occurs over four years commencing with the recipient's date of hire. The remaining unearned compensation will vest at various dates

                         BE FREE, INC. AND SUBSIDIARIES
through 2002. Upon the transfer of these shares, the Company recorded a charge of $1,826,000 representing fully vested shares. In addition, the Company recorded unearned compensation related to unvested shares totaling $319,000. The Company recorded amortization of the unearned compensation totaling $34,000, $60,000 and $30,000 for the year ended December 31, 1998, 1999 and
2000, respectively.

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

   On November 3, 1999, the Company sold 12,880,000 shares of Common Stock in its initial public offering for cash proceeds of $70,574,000, net of offering costs of $6,706,000.

   On February 15, 2000, the Company's Board of Directors approved a two-for-one stock split of Common Stock in the form of a stock dividend. The stock dividend was paid on March 8, 2000. All references in the consolidated financial statements to the number of Common Stock shares and per share amounts have been adjusted to reflect this stock split.

   On March 28, 2000, the Company sold 4,046,608 shares of its Common Stock in a public offering for cash proceeds of $104,705,000, net of offering costs of $6,577,000.

Preferred Stock

   On August 28, 1998, the Company issued 10,500,000 shares of Series A Preferred Stock for cash proceeds of $10,355,000, net of issuance costs of $145,000. On September 29, 1998, the Company issued 100,000 shares of Series A Preferred Stock for cash proceeds of $92,000, net of issuance costs of $8,000.

   The outstanding shares of Series A Preferred Stock with a value of $9,113,000 converted into 10,600,000 shares of Common Stock upon the closing of the Company's initial public offering.

   In connection with the issuance of Series A Preferred Stock, the Company issued warrants to the holders of the Series A Preferred Stock, for the purchase of up to 3,498,000 shares of Common Stock at $1.50 per share. Of these warrants, 3,465,000 are exercisable from the date of issuance through

                         BE FREE, INC. AND SUBSIDIARIES

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

   On March 31, 1999, the Company issued 13,196,522 shares of Series B Preferred Stock for cash proceeds of $24,945,000, net of issuance costs of $55,000. The holders of the Series B Preferred Stock were entitled to receive cumulative dividends at a rate of 8% per annum. One of the holders of Series B Preferred Stock had the right to elect one member to the Board of Directors.

   The outstanding shares of Series B Preferred Stock with a value of $26,135,000 including dividends totaling $1,183,000, were converted into 13,196,522 shares of Common Stock upon the closing of the Company's initial public offering.

J. Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of stock options, preferred stock, unvested shares of restricted stock and warrants. All outstanding shares of preferred stock were converted into common stock in the initial public offering on November 3, 1999. Potential common shares were excluded from the calculation of net loss per share for the periods presented since their inclusion would be antidilutive.

   Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                          December 31,
                                                 ------------------------------
                                                   2000      1999       1998
                                                 --------- --------- ----------
Options to purchase shares of Common Stock...... 6,855,764 3,485,852  1,384,858
Shares of Preferred Stock convertible into
 shares of Common Stock.........................       --        --  10,600,000
Unvested shares of restricted stock............. 2,209,437 3,500,678  5,197,050
Warrants to purchase shares of Common Stock.....       --  2,548,000  3,498,000
Warrants to purchase shares of Preferred Stock
 convertible into shares of Common Stock........       --        --     700,000

K. Stock Options and Restricted Stock Awards

   On November 19, 1998, the Company adopted its 1998 Stock Incentive Plan (the "Option Plan"). The Option Plan is administered by the Company's Board of Directors, and allows for the granting of awards in the form of incentive stock options to employees and nonqualified options and restricted stock to officers, employees, consultants, directors and advisors. The exercise prices for

                         BE FREE, INC. AND SUBSIDIARIES
awards and options granted were determined by the Board of Directors of the Company to be equal to the fair value of the Common Stock on the date of grant. In reaching this determination at the time of each grant, prior to the Company's initial public offering, the Company's Board of Directors considered a broad range of factors including the illiquid nature of an investment in the Common Stock, the Company's historical financial performance and financial position and the Company's future prospects and opportunity for liquidity events.

   On March 31, 2000, the Company registered TriVida Corporation's 1998 Equity Incentive Plan, which was assumed by Be Free, Inc. in connection with its acquisition of TriVida on February 29, 2000. The Company registered 566,592 shares of Common Stock to cover all unexercised options granted under this plan.

   Options and restricted stock awards normally vest over 48 months. Twenty-five percent of each award normally vests after 12 months from the date of grant, and an additional 2.0833% vests each month for the next 36 months. In the event of a change of control of the Company (as defined by the Option
Plan), the vesting for each option and restricted stock award will automatically be accelerated with respect to 25% of the shares subject to such options or restricted stock awards. Stock options may not be exercised after ten years from the date of grant.

   On May 25, 2000, stockholders approved an amendment to the Option Plan to provide for automatic annual increases in the number of shares authorized for issuance. As of December 31, 2000, the Option Plan allowed for the Company to grant up to 13,330,459 options for common shares and restricted stock.

   During the year ended December 31, 1998, the Company sold 5,197,050 shares of restricted stock to certain employees for $0.15 per share. The weighted-average grant-date fair value of these shares of restricted stock was $1.00 per share.

   During the year ended December 31, 1999, the Company granted incentive stock options for the purchase of 2,160,442 shares and nonqualified stock options for the purchase of 150,000 shares at a weighted-average exercise price of $2.71. During the year ended December 31, 1999, the Company issued 150,000 shares of restricted stock for $0.35 per share in exchange for a note receivable totaling $53,000. The weighted-average grant-date fair value of these shares of restricted stock was $1.00 per share.

   During the year ended December 31, 2000, the Company granted incentive stock options for the purchase of 4,116,558 shares and nonqualified stock options for the purchase of 160,000 shares at a weighted-average exercise price of $12.85.

                         BE FREE, INC. AND SUBSIDIARIES

   The following table summarizes option activity under the Option Plan:

                                       Exercise Price             Exercise Price
                                      Equals Grant Date        Less Than Grant Date
                                      Stock Fair Value           Stock Fair Value               Total
                                  -------------------------- ------------------------- -------------------------
                                                 Weighted                  Weighted                  Weighted
                                  Number of      Average     Number of     Average     Number of     Average
                                    Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                                  ----------  -------------- ---------  -------------- ---------  --------------
Oustanding at December 31, 1997.         --       $  --            --       $ --             --       $ --
Granted.........................         --          --      1,402,408       0.15      1,402,408       0.15
Cancelled.......................         --          --        (17,550)      0.15        (17,550)      0.15
                                  ----------                 ---------                 ---------
Outstanding at December 31,
 1998...........................         --          --      1,384,858       0.15      1,384,858       0.15
Granted.........................     695,124        7.02     1,615,318       0.85      2,310,442       2.71
Exercised.......................     (   -- )        --       (164,638)      0.59       (164,638)      0.59
Cancelled.......................     (14,000)       4.41       (30,810)      0.52        (44,810)      1.74
                                  ----------                 ---------                 ---------
Outstanding at December 31,
 1999...........................     681,124        7.08     2,804,728       0.52      3,485,852       1.80
Assumed in Acquisition..........         --          --        566,592      15.56        566,592      15.56
Granted.........................   4,276,558       12.85           --         --       4,276,558      12.85
Exercised.......................    (    -- )        --       (665,722)      0.70       (665,722)      0.70
Cancelled.......................    (519,212)      19.68      (273,068)      1.63       (792,280)     13.46
                                  ----------                 ---------                 ---------
Outstanding at December 31,
 2000...........................   4,438,470      $11.09     2,432,530      $0.46      6,871,000      $7.33
                                  ==========                 =========                 =========

   The following table summarizes information about stock options outstanding at December 31, 2000:

                          Shares Outstanding             Shares Exercisable
                   ------------------------------------  ---------------------
                                            Weighted
                               Weighted     Average                  Weighted
                               Average     Remaining                 Average
                               Exercise   Contractual                Exercise
 Exercise Price     Shares      Price     Life (Years)    Shares      Price
 --------------     ------     --------   ------------    ------     --------
$ 0.15 to $ 1.40   2,104,993    $ 0.51        8.07         800,311    $ 0.48
$ 1.41 to $ 4.50   1,756,636      3.95        9.38         188,346      4.15
$ 4.51 to $16.20   2,418,121     10.80        9.37           2,943     13.38
$16.21 to $30.56     108,250     24.42        9.14          10,561     26.93
$30.57 to $50.00     483,000     36.17        9.01          15,833     35.18
                   ---------                             ---------
                   6,871,000    $ 7.33        8.95       1,017,994    $ 2.01
                   =========                             =========

   The weighted average exercise price of options exercisable at December 31, 2000 and 1999 was $2.01 and $0.15, respectively. Options exercisable as of December 31, 2000, 1999 and 1998 totaled 1,017,994, 244,506 and 0, respectively.

                         BE FREE, INC. AND SUBSIDIARIES

   During the year ended December 31, 2000, the Company recorded a $258,000 reduction of unearned compensation relating to the departure of certain employees. During the years ended December 31, 1999 and 1998 the Company recorded unearned compensation for restricted stock and options granted to employees below fair value of $2,772,000 and $5,595,000 respectively. The Company is recognizing the compensation expense over the vesting period. The Company recorded equity compensation expense including amortization expense relating to unearned compensation of $1,939,000, $1,822,000 and $149,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   On April 30, 1999, the Company also accelerated the vesting with respect to 77,103 shares of restricted stock held by a former employee. The Company has recorded a charge of $77,000 in connection with this acceleration.

   Had compensation cost for the Company's 2000, 1999 and 1998 stock option grants been calculated consistent with SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                   December 31,
                                      -----------------------------------------
                                          2000           1999         1998
                                      -------------  ------------  ------------
                                      (In thousands, except per share data)
      Net loss as reported .......... $     (64,912) $    (19,351) $    (4,893)
      Net loss per share as reported
       ..............................         (1.07)        (1.02)       (0.31)
      Pro forma net loss under SFAS
       123...........................       (72,104)      (19,429)      (4,897)
      Pro forma net loss per share
       under SFAS 123................         (1.19)        (1.03)       (0.31)

   The following table presents the significant assumptions used to estimate the fair values of the options:

                                                              December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
      Weighted-average risk free interest rate..........   6.43%   5.53%   4.85%
      Expected life from the date of grant.............. 5 years 5 years 7 years
      Weighted-average volatility.......................    100%     29%    None
      Expected dividends................................    None    None    None

   The weighted-average fair value of options on the date of grant for the options granted or acquired in 2000, 1999 and 1998 with an exercise price less than grant date stock fair value was $7.78, $1.54 and $0.89, respectively. All options granted in 2000 had an exercise price equal to the grant date stock fair value. The weighted average fair value of options granted in 2000 was $9.98. The weighted-average fair value of options granted in 1999 with an exercise price equal to grant date stock fair value was $5.27.

   The pro forma effects of applying SFAS 123 are not indicative of future impacts. Additional grants in future years are anticipated.

                         BE FREE, INC. AND SUBSIDIARIES

L. Supplemental Cash Flow Disclosures

   The following table summarizes the supplemental disclosure of cash flow information:

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            2000    1999  1998
                                                           ------  ------ -----
                                                             (In thousands)
Cash paid during the period for interest.................. $  494  $  815 $ 285

Noncash investing and financing activities:
  Purchases of property and equipment under capital lease
   obligations and equipment financing                     $1,526  $3,069 $ 285
  Elimination of note receivable for restricted stock.....    --       74   --
  Note receivable for Common Stock sold...................    --       52   780
  Issuance of warrants in connection with subordinated
   debt agreement.........................................    --      --    540

  The Company issued 2,912,996 shares of common stock
   valued at $131,631 to acquire all of the capital stock
   of Trivida Corporation. In conjunction with the
   acquisition, the fair value of the assets acquired and
   liabilities assumed were as follows:
  Fair value of assets acquired........................... $3,648  $  --  $ --
  Liabilities assumed.....................................  3,963     --    --
                                                           ------  ------ -----
      Net liabilities..................................... $ (315) $  --  $ --
                                                           ======  ====== =====

M. Income Taxes

   Deferred income taxes include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   The components of the Company's deferred tax assets are as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
                                                                (In thousands)
      Startup costs............................................ $   102  $  172
      Other temporary differences..............................     725     289
      Credits..................................................      45     --
      Net operating losses.....................................  20,200   8,026
                                                                -------  ------
      Total net deferred tax asset.............................  21,072   8,487
      Valuation allowance...................................... (21,072) (8,487)
                                                                -------  ------
      Net deferred taxes....................................... $   --   $  --
                                                                =======  ======

                         BE FREE, INC. AND SUBSIDIARIES

   A reconciliation of the United States federal statutory corporate rate to the Company's effective tax rate is as follows:

                                                            Year ended
                                                           December 31,
                                                         ---------------------
                                                         2000    1999    1998
                                                         -----   -----   -----
Statutory federal corporate rate........................ (34.0)% (34.0)% (34.0)%
Nondeductible goodwill..................................  24.0     --      --
Other...................................................  (0.8)   (4.0)   (1.0)
Increase in valuation allowance.........................  10.8    38.0    35.0
                                                         -----   -----   -----
Effective tax rate......................................    --%     --%     --%
                                                         =====   =====   =====

   A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset due to the uncertainty of realization.

   The Company had net operating loss carryforwards of approximately $50,161,000 and $19,931,000 at December 31, 2000 and 1999, respectively. These net operating loss carryforwards begin to expire in 2010.

   Approximately $1,200,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the benefit from which, if realized, will be credited to additional paid-in capital.

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

N. Employee Benefit Plans

Defined Contribution Plan

   In January 1999, the Company established a savings plan for its employees which it designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deduction within statutory and plan limits. The Company may make contributions to the 401(k) plan in its discretion. No Company contributions have been made to the savings plan as of December 31, 2000.

Employee Stock Purchase Plan

   In October 1999, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees to participate in the purchase of designated shares of the

                         BE FREE, INC. AND SUBSIDIARIES

Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company has designated a maximum of 425,000 shares for this plan. As of December 31, 2000 and 1999, 211,714 and 0 Company shares have been issued under this plan, respectively.

O. Related Party Transactions

   The Company had amounts due from related parties totaling $97,000 and $286,000 at December 31, 2000 and 1999, respectively. Amounts due from related parties at December 31, 1999 was composed of $208,000 related to notes receivable from stockholders for restricted stock and $78,000 related to employee advances. Amounts due from related parties at December 31, 2000 was composed of $79,000 related to notes receivable from stockholders for restricted stock and $18,000 related to employee advances. The notes receivable from stockholders for restricted stock are due in June 2003 and accrue interest monthly at 7% per annum.

P. Subsequent Event

   On January 1, 2001, the Company issued 875,306 shares of restricted stock to Company employees who previously requested to participate in the Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options for one share of restricted stock issued under the Option Plan (Note K) with a purchase price of $0.01 per share. The first 25% of the restricted stock purchased vests 15 months from the original stock option grant date. An additional 25% vests each year after the first vest date, for the next three years. In connection with the Program, the Company will record unearned compensation for restricted stock granted to employees below fair market value of up to $1,906,000. The Company will recognize this compensation expense over the vesting period of the restricted stock.

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

Date: April 2, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Gordon B. Hoffstein           Chairman of the Board,       March 29, 2001
______________________________________  President, Chief
         Gordon B. Hoffstein            Executive Officer and
                                        Director (Principal
                                        Executive Officer)

      /s/ Stephen M. Joseph            Executive Vice President,    March 29, 2001
______________________________________  Chief Financial Officer
          Stephen M. Joseph             and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

    /s/ Samuel P. Gerace, Jr.          Executive Vice President,    March 29, 2001
______________________________________  Chief Technology Officer
        Samuel P. Gerace, Jr.           and Director

     /s/ Ted. R. Dintersmith           Director                     March 29, 2001
______________________________________
          Ted R. Dintersmith

     /s/ W. Michael Humphreys          Director                     March 29, 2001
______________________________________
         W. Michael Humphreys

      /s/ Jeffrey F. Rayport           Director                     March 29, 2001
______________________________________
          Jeffrey F. Rayport

       /s/ Kathleen L. Biro            Director                     March 31, 2001
______________________________________
           Kathleen L. Biro

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant
         (Incorporated by reference to Exhibit 3.2 of the Company's Registration
         Statement on Form S-1 (File No. 333-84535) as declared effective by the
         SEC on November 2, 1999 (the "IPO Registration Statement")).
  3.2    Amendment, dated May 25, 2000, to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to
         Exhibit 3 of the Company's Amendment No. 1 to its Registration
         Statement on Form S-1 (333-37776) filed with the SEC on June 20, 2000
         ("Amendment No. 1").
  3.3    Amended and Restated By-Laws of the Registrant (Incorporated by
         reference to Exhibit 3.4 of the IPO Registration Statement).
  4      Specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant (Incorporated by reference to Exhibit 4 of the IPO Registration Statement).
 10.1    Amended and Restated 1998 Stock Incentive Plan, dated May 25, 2000
         (Incorporated herein by reference to Exhibit 10.1 of Amendment No. 1).
 10.2    Stock Purchase and Shareholders Agreement, as amended, dated as of
         August 28, 1998 (Incorporated by reference to Exhibit 10.2 of the IPO
         Registration Statement).
 10.3    Form of Warrant dated as of August 28, 1998 (Incorporated by reference to Exhibit 10.3 of the IPO Registration Statement).
 10.4    Stock Purchase Agreement, as amended, dated as of September 29, 1998
         (Incorporated by reference to Exhibit 10.4 of the IPO Registration
         Statement).
 10.5    Warrant Certificate for the purchase of shares of common stock issued to Comdisco, Inc. (Incorporated by reference to Exhibit 10.5 of the
         IPO Registration Statement).
 10.6    Warrant Certificate A-1 for the purchase of shares of Series A
         Preferred Stock issued to Comdisco, Inc. (Incorporated by reference to
         Exhibit 10.6 of the IPO Registration Statement).
 10.7    Warrant Certificate A-2 for the purchase of shares of Series A
         Preferred Stock issued to Comdisco, Inc. (Incorporated by reference to
         Exhibit 10.7 of the IPO Registration Statement).
 10.8    Subordinated Loan and Security Agreement dated as of September 29,
         1998 (Incorporated by reference to Exhibit 10.8 of the IPO
         Registration Statement).
 10.9    Registration Rights Agreement dated as of March 31, 1999 (Incorporated by reference to Exhibit 10.9 of the IPO Registration Statement).
 10.10   Lease dated as of November 9, 1998 with Southwestern Pennsylvania
         Corporation (Incorporated by reference to Exhibit 10.12 of the IPO
         Registration Statement).
 10.11   Lease dated October 20, 1998 with LSOF Pooled Equity L.P.
         (Incorporated by reference to Exhibit 10.13 of the IPO Registration
         Statement).
 10.12+  License and Services Agreement, effective January 13, 1999, with
         GeoCities (Incorporated by reference to Exhibit 10.14 of the IPO
         Registration Statement).
 10.13+  BFAST Service Order Form, as amended, with barnesandnoble.com, Inc.
         dated January 31,
         1998 (Incorporated by reference to Exhibit 10.15 of the IPO
         Registration Statement).
 10.14   Form of Indemnification Agreement dated August 28, 1998 (Incorporated by reference to Exhibit 10.17 of the IPO Registration Statement).

 10.15 Agreement and Plan of Merger, dated February 15, 2000 by and among Be
       Free, Inc., Cyrano Acquisition Corp. and TriVida Corporation
       (Incorporated by reference to Exhibit 2 of the Company's Registration
       Statement on Form S-1 (File No. 333-31916) as filed with the SEC on
       March 8, 2000 (the "March Registration Statement")).
 10.16 TriVida Corporation 1998 Equity Incentive Plan as assumed by the Company on February 29, 2000 (Incorporated by reference to Exhibit 10.18 of the
       Company's Amendment No. 1 to its March Registration Statement filed with the SEC on March 16, 2000.)
 21    List of Subsidiaries.
 23    Consent of PricewaterhouseCoopers LLP.

---------------------
+ Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Order granted in connection with the IPO Registration Statement.