Form 10-Q
period 2001-03-31
BE FREE INC
filed 2001-05-15
CIK 1084866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



     FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         (MARK ONE)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                           Commission File 000-27271



                                 BE FREE, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       Delaware                        04-3303188
         ------------------------------------------------------------
          (State or other jurisdiction of          (I.R.S. Employer
          Incorporation or organization)          Identification No.)


                              154 Crane Meadow Road
         ------------------------------------------------------------
                        Marlborough, Massachusetts 01752
                    (Address of principal executive offices)

                                 (508) 480-4000
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
     such filing requirements for the past 90 days. Yes  [X]   No  [ ]

     As of March 31, 2001 the registrant had outstanding 66,846,069 shares of voting common stock, $0.01 par value per share.

                               TABLE OF CONTENTS
                          FORM 10-Q QUARTERLY REPORT
                         QUARTER ENDED MARCH 31, 2001


                        PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
ITEM 1  FINANCIAL STATEMENTS

        Consolidated Balance Sheets (unaudited) as of March 31, 2001
        and December 31, 2000...............................................   3


        Consolidated Statements of Operations (unaudited) for the
        three months ended March 31, 2001 and 2000..........................   4



        Consolidated Statements of Cash Flows (unaudited) for the
        three months ended March 31, 2001 and 2000..........................   5


        Notes to Consolidated Financial Statements (unaudited)..............   6


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS...........................................   9


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........  18



                          PART II - OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................  19


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K....................................  19



        SIGNATURE PAGE......................................................  20


                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        BE FREE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        MARCH 31,   DECEMBER 31,
                                                          2001          2000
                                                       ---------      --------
ASSETS
Current assets:
 Cash and cash equivalents............................ $  52,591      $ 27,527
 Marketable securities................................    95,180       122,333
 Accounts receivable, net of allowance of $756 and
  $658, respectively..................................     3,302         3,903
 Other current assets.................................     4,547         4,815
                                                       ---------      --------

   Total current assets...............................   155,620       158,578
Marketable securities.................................         -         4,021
Property and equipment, net of accumulated
 depreciation of  $7,924 and $6,277, respectively.....    16,789        17,443
Intangible assets, net of accumulated amortization
 of $59,599 and $45,843, respectively.................     4,863       119,217
Deposits..............................................     1,057         1,023
Other assets..........................................        20            93
                                                       ---------      --------

   Total assets....................................... $ 178,349      $300,375
                                                       =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................... $   1,104      $  1,937
 Accrued expenses.....................................     6,782         4,857
 Deferred revenue.....................................     1,956         1,250
 Current portion of long-term debt....................     2,629         2,593
                                                       ---------      --------

   Total current liabilities..........................    12,471        10,637
Long-term debt, net of current portion................     2,048         2,781
                                                       ---------      --------

   Total liabilities..................................    14,519        13,418



Stockholders' equity:
 Common stock, $0.01 par value; 250,000 shares
  authorized; 67,028 and 66,021 shares issued,
  respectively........................................       670           660
 Additional paid-in capital...........................   381,683       379,932
 Unearned compensation................................    (4,711)       (3,805)
 Stockholders' notes receivable.......................         -           (78)
 Accumulated other comprehensive income...............       272           177
 Accumulated deficit..................................  (214,056)      (89,929)
                                                       ---------      --------

                                                         163,858       286,957
Treasury stock, at cost (182 shares at March 31,
 2001)................................................       (28)            -
                                                       ---------      --------

   Total stockholders' equity.........................   163,830       286,957
                                                       ---------      --------
Total liabilities and stockholders' equity............ $ 178,349      $300,375
                                                       =========      ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                        BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUDANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                              2001         2000
                                                              ----         ----
Revenue................................................. $   5,422     $  3,629

Operating expenses:
  Network costs.........................................     1,421          603
  Sales and marketing (exclusive of equity related
   compensation of $304 and $153, respectively).........     5,264        3,559
  Client services (exclusive of equity related
   compensation of $59 and $39, respectively)...........     2,059        1,527
  Development and engineering (exclusive of equity
   related compensation of $134 and $40, respectively)..     3,234        1,568
  General and administrative (exclusive of equity
   related compensation of $276 and $40, respectively)..     2,222        1,176
  Restructuring charge..................................       312           --
  Equity related compensation...........................       773          272
  Intangible amortization, merger related expenses
   and charge for impairment of assets..................   116,491        5,349
                                                         ---------     --------
    Total operating expenses............................   131,776       14,054
                                                         ---------     --------
    Operating loss......................................  (126,354)     (10,425)
  Interest income.......................................     2,350        1,166
  Interest expense......................................      (123)         (85)
                                                         ---------     --------
Net loss................................................ $(124,127)    $( 9,344)
                                                         =========     ========
Basic and diluted net loss per share.................... $   (1.94)    $  (0.17)
                                                         =========     ========
Shares used in computing basic and diluted net
 loss per share.........................................    64,035       53,455

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                              2001         2000
                                                              ----         ----
Cash flows for operating activities:
  Net loss.............................................. $(124,127)    $ (9,344)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Charge for impairment of assets ....................   102,736           --
    Depreciation and amortization ......................    15,656        5,050
    Equity related compensation ........................       773          272
    Provisions for doubtful accounts ...................        98           84
    Changes in operating assets and liabilities
       net of the effects from the purchase of
        TriVida Corporation:
       Accounts receivable .............................       503         (836)
       Deposits ........................................       (35)           3
       Accounts payable ................................    (1,003)      (2,087)
       Accrued expenses ................................      (217)         509
       Deferred revenue ................................       706        1,114
       Other assets.....................................       343       (1,338)
                                                         ---------     --------
Net cash used in operating activities ..................    (4,567)      (6,573)
                                                         ---------     --------
Cash flows for investing activities:
    Purchases of property and equipment.................      (818)        (780)

    Cash paid for TriVida acquisition, net of
       cash acquired....................................        --       (3,116)
    Proceeds from the sale of marketable securities.....    76,221           --
    Purchases of marketable securities..................   (45,158)     (31,410)
                                                         ---------     --------
Net cash provided by (used in) investing activities.....    30,245      (35,306)
                                                         ---------     --------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock, net of
       offering costs...................................         9      105,545
    Acquisition of common stock and treasury shares.....       (28)          --
    Proceeds from exercise of options and
       warrants.........................................        72          251

    Proceeds from repayment of notes receivable from
       stockholders.....................................        78           --

    Payments on long-term debt..........................      (698)        (229)
                                                         ---------     --------
Net cash (used in) provided by financing activities.....      (567)     105,567
Effect of exchange rate changes on cash.................       (47)          --
                                                         ---------     --------

Net increase in cash and cash equivalents...............    25,064       63,688
Cash and cash equivalents at beginning of period........    27,527       58,976
                                                         ---------     --------
Cash and cash equivalents at end of period.............. $  52,591     $122,664
                                                         =========     ========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF BUSINESS - Be Free, Inc. (the "Company") provides a marketing platform that allows online businesses to attract, convert and retain customers easily and cost effectively. Our marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. We offer two services on this platform, BFAST, or partner marketing and BSELECT onsite, or site marketing.

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, the statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. The December 31, 2000 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period financial statement items have been reclassified to conform to the current period's presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including those of a normal recurring nature. These adjustments are necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. To better define our component costs, we renamed the cost of revenue line item on the Consolidated Statements of Operations to Network costs. The results of operations for the period presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on December 31, 2001, or for any other future period.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

     B. RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not believe that the adoption of SFAS 140 will have a significant impact on its financial position, results of operations or cash flows.

     C. ACQUISITION

     On February 29, 2000, the Company acquired TriVida Corporation ("TriVida"). TriVida provides personalization services to online merchants and content sites. These personalization services are designed to predict the buying behavior of a unique but anonymous user based upon the past browsing and buying behavior of that user as well as other anonymous users. In connection with the transaction, the Company issued common stock with an approximate value of $165,000. The acquisition has been accounted for under the purchase method of accounting. The allocation of the purchase price for TriVida resulted in goodwill of $110,000 and other intangibles, including patents, developed technology and workforce, of $55,000. These items have been recorded as intangible assets within the Consolidated Balance Sheet, and are being amortized on a straight-line basis over three years (Note D).

     D. IMPAIRMENT CHARGE

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company considers several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, the Company's market capitalization compared to its book value per share, the overall business climate and current estimates for expected operating results of acquired businesses. The Company has decided that the technology obtained through the acquisition of TriVida will no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market and customer feedback as well as other business factors considered. As a result of this decision and a review of the other factors, the Company concluded that an impairment assessment was required for the long-lived assets of TriVida as of March 31, 2001.

     The Company grouped all long-lived assets for TriVida, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks involved. As a result of this analysis, the Company recorded an impairment charge in the quarter ended March 31, 2001 totaling $102.7 million representing the excess of the carrying amount of the TriVida assets over the discounted cash flows. The remaining carrying amount of the assets will be amortized over their remaining useful lives.

     E. RESTRUCTURING

     In March 2001, the Company restructured certain parts of the organization. The restructuring plan included involuntary terminations and the consolidation of certain office space. The Company reduced its workforce by 12 employees, which represents approximately 4% of the total employee base, and recorded a restructuring charge of $312,000 during the three months ended March 31, 2001. This charge comprises severance costs of $274,000 and legal and other costs of $38,000. At March 31, 2001, $258,000 of this charge had been paid. The Company expects the balance to be paid during the second quarter of 2001 (Note J).

     F. NET LOSS PER SHARE

     Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period, plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of stock options, unvested shares of restricted stock and warrants. Potential common shares were excluded from the calculation of net loss per share for the periods presented since their inclusion would be antidilutive.

     Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                                MARCH 31
                                                         ---------------------
                                                         2001             2000
                                                         ----             ----
     Options to purchase shares of common stock...... 6,319,696        4,603,240
     Unvested shares of restricted stock............. 2,577,426        3,175,978
     Warrants to purchase shares of common stock.....        --          733,000

     G. STOCKHOLDERS' EQUITY

     In relation to its acquisition of TriVida (Note C), the Company issued 2,912,996 shares of its Common Stock for all of the outstanding shares of TriVida (valued at approximately $165,000).

     On March 28, 2000, the Company sold 4,046,608 shares of its Common Stock in a secondary offering for approximately $104,705 in net cash proceeds, after deducting underwriting commissions and offering expenses.

     On January 1, 2001, the Company issued 875,306 shares of restricted stock to Company employees who previously requested to participate in the Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options for one share of restricted stock issued under the 1998 Stock Incentive Plan with a purchase price of $0.01 per share. In connection with the Program, the Company recorded unearned compensation for restricted stock granted to employees below fair market value of $1,906,000. The Company is recognizing this compensation expense over the vesting period of the restricted stock which is based on the remaining vesting period of the canceled options.

     H.  COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.

     The following table reflects the components of comprehensive income (loss):

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                       ---------------------
                                                       2001             2000
                                                       ----             ----
     Net loss...................................... $(124,127)         $(9,344)

     Other comprehensive income:
     Change in unrealized gain (loss) on
      marketable securities during the period......       142             (28)
     Foreign currency translation adjustments......       (47)              --
                                                    ---------          -------

     Comprehensive loss............................ $(124,032)         $(9,372)
                                                    =========          =======

     I.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                      ---------------------
                                                      2001             2000
                                                      ----             ----
     Supplemental schedule of noncash investing
      activities:

     Acquisition:
     Stock issued..................................        --         $165,000
     Fair value of assets acquired.................        --          (58,648)
     Liabilities assumed...........................        --            3,963
                                                                      --------

     Purchase price in excess of fair value of
      assets acquired..............................        --         $110,315
                                                                      ========

     J.  SUBSEQUENT EVENTS

     On April 25, 2001, the Company announced a further reduction in workforce of 49 employees throughout the organization. This represents approximately 16% of the total workforce. The reduction was approved by management in response to continued losses of Internet retail customers and longer than anticipated sales cycles. The Company expects to record a restructuring charge of approximately $1.0 million in the second quarter related to this event.

     In April 2001, the Company announced that our Board of Directors had authorized the repurchase of up to $20 million of Be Free Common Stock. Purchases are authorized to be made from time to time throughout the remainder of 2001 in the open market or in privately negotiated transactions depending on market conditions. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time. Shares acquired would be available for use under Be Free's employee stock plans and for other corporate purposes.

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

We have incurred significant net losses and negative cash flows from operations since the commencement of our online marketing business, and as of March 31, 2001, we had an accumulated deficit of approximately $214.1 million. This loss has been funded primarily through the issuance of preferred stock, borrowings, and public offerings of our common stock. We raised net proceeds of $70.6 million and $104.7 million during our public offerings in November 1999 and in March 2000, respectively.


RESULTS OF OPERATIONS

REVENUE

Through March 31, 2001, revenue includes integration and monthly service fees for BFAST and BSELECT. Revenue for the three months ended March 31, 2001, increased 49%, to $5.4 million from $3.6 million for the three months ended March 31, 2000. This increase is attributable to the addition of 77 new customers and greater revenue from existing customers as a result of more customers exceeding minimum service fees and new service offerings.

NETWORK COSTS

To better define our component costs, we renamed the cost of revenue line item on the Consolidated Statements of Operations to Network costs. These costs consist of expenses related to the operation of our hosting services. Network costs include depreciation and operating lease expense for systems and storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

Network costs for the three months ended March 31, 2001, increased 136% to $1.4 million from $603,000 for the three months ended March 31, 2000. The Company made significant investments in additional systems and data storage equipment in order to increase capacity and redundancy and to accommodate growth in the
number and activity level of our customers.   This additional investment
resulted in an increase in depreciation, equipment lease and data center facilities expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

Sales and marketing expenses for the three months ended March 31, 2001, increased 48% to $5.3 million from $3.6 million for the three months ended March 31, 2000. Approximately $1.4 million of the increase was due to personnel and related expenses resulting from the expansion of the sales force to target growth opportunities.

CLIENT SERVICES EXPENSES

Client Services expenses relate to the cost of assisting our customers in managing their relationships with marketing partners, as well as providing marketing integration, training and technical support to our customers. These services are designed to increase the success of our customer's performance marketing sales channels and their overall satisfaction with our services by providing best practices techniques, channel analysis, training and technical assistance. We also provide similar services to our customers' marketing partners on an optional basis for additional fees.

Client Services expenses for the three months ended March 31, 2001, increased 35% to $2.1 million from $1.5 million for the three months ended March 31, 2000 as a result of adding 7 new employees to the client services group to support our growing customer base and to provide additional services to our existing customers. The customer base increased 32% to 317 customers from 240 in March 2000.

DEVELOPMENT AND ENGINEERING EXPENSES

Development and engineering expenses consist of payroll and related costs for our product development and engineering groups and depreciation related to equipment used for development purposes. The product development group designs and develops the underlying technologies for our services and the engineering group develops and manages the infrastructure necessary to support our services.

Development and engineering expenses for the three months ended March 31, 2001, increased 106% to $3.2 million from $1.6 million. Personnel and related cost increased $1.1 million as a result of the addition of 32 new employees, including the employees assumed in the acquisition of TriVida. Hardware and software maintenance costs also increased by $200,000 due to additional capital equipment purchases for development purposes.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of payroll and related costs and professional fees related to our general management, finance and human resource functions.

General and administrative expenses for the three months ended March 31, 2001, increased by 89% to $2.2 million from $1.2 million for the three months ended March 31, 2001. Approximately $500,000 of the increase was due to the addition of 12 new employees, and approximately $390,000 of the increase was due to an increase in professional service fees relating to legal expenses associated with our continued domestic and international growth and investor relations services. Additionally, in connection with our regular review of outstanding receivables we increased our allowance for doubtful accounts by $150,000.

RESTRUCTURING CHARGES

In March 2001, we restructured certain parts of the organization. The restructuring plan included involuntary terminations and the consolidation of certain office space. We reduced our workforce by 12 employees, which represents approximately 4% of the total employee base, and recorded a restructuring charge of $312,000 during the three months ended March 31, 2001. This charge comprises severance costs of $274,000 and legal and other costs of $38,000. At March 31, 2001, $258,000 of this charge had been paid. We expect the balance to be paid during the second quarter of 2001.

On April 25, 2001, we announced a further reduction in workforce of 49 employees throughout the organization. This represents approximately 16% of the total workforce. The reduction was approved by management in response to continued losses of customers and longer than anticipated sales cycles. We expect to record a restructuring charge of approximately $1.0 million in the second quarter related to this event.

EQUITY RELATED COMPENSATION EXPENSES

Equity related compensation expenses are noncash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses are recorded over the vesting period of the applicable option or stock award. These fair values were determined in accordance with Accounting Principles Board Opinion 25 and Statement of Financial Accounting Standards 123. Equity related compensation expenses were $773,000 and $272,000 for the three months ended March 31, 2001 and 2000, respectively.

On January 1, 2001, the Company issued 875,306 shares of restricted stock to employees who had previously requested to participate in a Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options issued under Be Free's 1998 Stock Incentive Plan for one share of restricted stock with a purchase price of $0.01 per share. The first 25% of the restricted stock purchased vests 15 months from the original stock option grant date. An additional 25% vests each year after the first vest date, for the next three years. In connection with the Program, the Company recorded unearned compensation expense for restricted stock granted to employees below fair market value of $1.9 million. The Company is recognizing this compensation expense over the vesting period of the restricted stock which is based on the remaining vesting period of the canceled options.


INTANGIBLE AMORTIZATION, MERGER RELATED EXPENSES AND CHARGE FOR IMPAIRMENT OF ASSETS

Intangible amortization, merger related expenses and charge for impairment of assets totaled $116.5 million and $5.3 million for the three months ended March 31, 2001 and 2000, respectively. All of these charges were incurred in connection with TriVida which we acquired in February 2000. The amount recorded in 2001 is composed of $13.8 million of intangible amortization and an impairment charge of $102.7 million. The amount recorded in 2000 is composed of $4.5 million of amortization relating to acquired intangibles and $765,000 relating to one-time acquisition related costs.

We periodically evaluate the potential impairment of long-lived assets, including intangible assets resulting from acquisitions whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, our market capitalization compared to our book value per share, the overall business climate and current estimates for expected operating results of acquired businesses. We have determined that the technology obtained through the acquisition of TriVida will no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market market and customer feedback as well as other business factors considered. As a result of this decision and a review of the other factors, we concluded that an impairment assessment was required for the long-lived assets of TriVida as of March 31, 2001.

As a result of our review, we recorded a $102.7 million impairment charge in the quarter ended March 31, 2001. The charge was determined based upon our estimated discounted cash flows related to the long-lived assets. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of such date. The remaining carrying amount of the assets will be amortized over their remaining useful lives. As a result of this impairment, we expect to recognize amortization expense relating to the acquired intangible assets of approximately $634,000 per quarter through February 2003. We will continue to assess the recoverability of the remaining goodwill and intangibles periodically in accordance with our policy.


INTEREST INCOME (EXPENSE), NET

Interest income (expense), net consists of interest expense on our borrowings, partially offset by interest income earned on our cash and marketable securities balances.

Net interest income of $2.2 million for the three months ended March 31, 2001 resulted from interest income of $2.4 million from the investment of a portion of the proceeds from our initial and secondary public offerings which was partially offset by interest expense on lease obligations of $123,000. Net interest income of $1.1 million for the three months ended March 31, 2000 resulted from interest income of $1.2 million from investments offset by interest expense on lease obligations of $85,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had $147.8 million in cash and cash equivalents and current marketable securities. For the three months ended March 31, 2001, cash and cash equivalents increased by $25.1 million while marketable securities, current and non current, decreased by $31.2 million. These changes reflect the Company's decision to increase its portfolio's liquidity.

Cash used in operating activities was $4.6 million for the three months ended March 31, 2001. This use of cash resulted from a net loss of $124.1 million, which included $15.7 million in noncash depreciation and amortization expense, an impairment charge of $102.7 million and $773,000 in equity related compensation. Additionally there was a decrease in accounts payable totaling $1.0 million and an increase in deferred revenue of $706,000 from December 31, 2000. Accounts payable decreased by $1.0 million due to the timing of vendor payments. The cash provided as a result of the increase in deferred revenue of $706,000 relates to the annual prepayments received from some customers per the terms of their contracts. The decrease in accounts receivable of $503,000 from December 31, 2000 mitigated the use of cash from operations.

Cash provided by investing activities was $30.3 million for the three months ended March 31, 2001. Purchases and sales of marketable securities for the three months ended March 31, 2001 totaled $45.1 million and $76.2 million, respectively. Capital expenditures totaled $818,000 for the three months ended March 31, 2001.

Cash used in financing activities was $567,000 for the three months ended March 31, 2001. This use of cash consisted of payments on our capital lease arrangements of $698,000 which were partially offset by proceeds from the issuance of shares relating to the Stock-for-Options Program of $81,000 and the repayment of a note receivable from a stockholder totaling $78,000.

In April 2001, we announced that our Board of Directors has authorized the repurchase of up to $20 million of Be Free Common Stock. Purchases are authorized to be made from time to time throughout the remainder of 2001 in the open market or in privately negotiated transactions depending on market conditions. The repurchase plan does not obligate us to repurchase any specific number of shares and may be suspended at any time. We expect to fund any repurchases using a portion of our current cash and marketable securities balances. Shares acquired would be available for use under Be Free's employee stock plans and for other corporate purposes.

We believe that our current cash, cash equivalents and marketable securities balances will be sufficient to meet our debt service, operating and capital requirements for at least the next 12 months. While we do not anticipate that this would be necessary, if cash were insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. The issuance of additional equity securities could result in additional dilution to our shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of assets and extinguishments of liabilities occurring after March 31, 2001. We do not believe that the adoption of SFAS 140 will have a significant impact on its financial position, results of operations or cash flows.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

Our accumulated deficit as of March 31, 2001 was $214.1 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected.
We will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

The continued and uninterrupted performance of the computer systems used by us, our customers and their marketing partners is critical to our success.
Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. These failures could affect our ability to deliver and track promotions quickly and accurately to the targeted audience and deliver reports to our customers and their marketing partners. Sustained or repeated system failures would reduce the attractiveness of our services significantly. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. In addition, interruptions in our services could result from the failure of telecommunications providers to provide the necessary data communications capacity in the time required. Our critical computer hardware and software is housed at Exodus Communications, Inc., a third party provider of Internet hosting and communication service. Any system-wide failure by Exodus, or us would have a material adverse effect on our business. Further, despite our efforts to implement network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. We do not carry enough business interruption insurance to compensate for any significant losses that may occur as a result of any of these events.

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

We gather and maintain anonymous data related to consumer online browsing and buying behavior. When a user first views or clicks on a customer's promotion managed by our system, we create an anonymous profile for that user and we add and change profile attributes based upon that user's behavior on our customer's Internet site and its marketing partners' Internet sites. We host an Internet site, which allows consumers to opt not to have their anonymous profile, gathered and maintained by us. Also, software programs exist that limit or prevent the use of "cookies" which are required for us to gather the anonymous data. Widespread use of the opt-out capability or adoption of this software by Internet users could significantly undermine the commercial viability of our BSELECT Onsite service. This development could cause our business prospects to decline materially.

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

IF WE ARE NOT ABLE TO OVERCOME THE CHALLENGES OF OUR INTERNATIONAL OPERATIONS, OUR REVENUE AND OUR PROSPECTS FOR PROFITABILITY MAY BE MATERIALLY AND ADVERSELY AFFECTED

To date, we have limited experience in developing localized versions of our services and in marketing, selling and distributing our services internationally. We provide online marketing services for several customers in Europe and we may offer our services in additional European countries. Our success in these markets will depend on the success of our customers in these countries.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) On November 2, 1999, the Securities and Exchange Commission declared effective Be Free's Registration Statement on Form S-1 (File No. 333-84535) relating to the initial public offering of Be Free's Common Stock, $0.01 par value per share. The offering commenced on November 3, 1999 and a total of 12,880,000 shares (retroactively adjusted for Be Free's 2-for-1 stock split paid on March 8, 2000) covered by the Registration Statement were sold, including the exercise in full of the underwriters' over-allotment option. The proceeds to Be Free, net of underwriting commissions and offering expenses, was approximately $70.5 million. As of March 31, 2001, Be Free spent approximately $5.0 million to repay certain subordinated debt, $9.1 million in capital expenditures, $25.1 million for sales and marketing, $10.2 million for client services expense, $14.9 million for development and engineering costs, $5.4 million for network costs and $9.5 million for other working capital for general corporate purposes. These life to date expenses have fully used the proceeds from Be Free's initial public offering. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of Be Free's equity securities, or affiliates of Be Free.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K - None

                                   SIGNATURES



   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  BE FREE, INC.
                                  (Registrant)


   Date: May 11, 2001           /s/ Gordon B. Hoffstein
                                -----------------------
                                Gordon B. Hoffstein
                                Chief Executive Officer, President and
                                Chairman
                                (Principal Executive Officer)


   Date: MAY 11, 2001           /s/ Stephen M. Joseph
                                ---------------------
                                Stephen M. Joseph
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)