Form 10-Q
period 2001-06-30
BE FREE INC
filed 2001-08-14
CIK 1084866

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

                      For the Quarter Ended June 30, 2001

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File 000-27271

                                 BE FREE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          04-3303188
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)


                             154 Crane Meadow Road
                        Marlborough, Massachusetts 01752
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (508) 480-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]    No  [ ]

As of June 30, 2001, the registrant had outstanding 65,552,542 shares of voting common stock, $0.01 par value per share.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT
                          QUARTER ENDED JUNE 30, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1     FINANCIAL STATEMENTS                                            Page

           Consolidated Balance Sheets (unaudited) as of June 30, 2001
           and December 31, 2000.........................................    3

           Consolidated Statements of Operations (unaudited) for the
           three months and six months ended June 30, 2001 and 2000......    4

           Consolidated Statements of Cash Flows (unaudited) for the
           six months ended June 30, 2001 and 2000.......................    5

           Notes to Consolidated Financial Statements
           (unaudited)...................................................    6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................   10

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   21


                          PART II - OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   21

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K..............................   21

           SIGNATURE PAGE................................................   22

                       PART I  -  FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                         BE FREE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       JUNE 30,     DECEMBER 31,
                                                         2001          2000
                                                      ----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents......................      $  40,766     $ 27,527
  Marketable securities..........................         93,548      122,333
  Accounts receivable, net of allowances
    of $897 and $658, respectively...............          2,182        3,903

  Other current assets...........................          4,654        4,815
                                                       ---------     --------
    Total current assets.........................        141,150      158,578
  Marketable securities..........................          4,072        4,021
  Property and equipment, net of accumulated
    depreciation of $9,335 and $6,277,
    respectively.................................         16,011       17,443
  Intangible assets, net of accumulated
    amortization of $60,237 and $45,843,
    respectively.................................          4,251      119,217
  Deposits.......................................            872        1,023
  Other assets...................................            121           93
                                                       ---------     --------
  Total assets...................................      $ 166,477     $300,375
                                                       =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................      $   1,698     $  1,937
  Accrued expenses...............................          3,819        4,857
  Deferred revenue...............................          1,929        1,250
  Current portion of long-term debt..............          2,695        2,593
                                                       ---------     --------
    Total current liabilities....................         10,141       10,637
  Long-term debt, net of current portion.........          1,351        2,781
                                                       ---------     --------
    Total liabilities............................         11,492       13,418

Stockholders' equity:
  Common Stock, $0.01 par value; 250,000
    shares authorized; 67,028 and 66,021
    shares issued, respectively..................            670          660
  Additional paid-in capital.....................        381,557      379,932
  Unearned compensation..........................         (3,861)      (3,805)
  Stockholders' notes receivable.................              -          (78)
  Accumulated other comprehensive income.........            172          177
  Accumulated deficit............................       (221,763)     (89,929)
                                                       ---------    ---------
                                                         156,775      286,957
Treasury stock, at cost (1,475 shares at
  June 30, 2001)...............................           (1,790)           -
                                                       ---------    ---------
    Total stockholders' equity...................        154,985      286,957
                                                       ---------    ---------
Total liabilities and stockholders' equity.......      $ 166,477    $ 300,375
                                                       =========    =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                       THREE MONTHS             SIX MONTHS
                                      ENDED JUNE 30,          ENDED JUNE 30,
                                     2001       2000          2001      2000
                                     ----       ----          ----      ----
Revenue............................$  5,525   $  4,320     $  10,948   $  7,949
  Operating expenses:
  Network costs....................   1,673        852         3,094      1,455
  Sales and marketing (exclusive
    of equity related compensation
    of $184, $153, $488 and $305,
    respectively)..................   4,435      4,746         9,699      8,305
  Client services (exclusive of
    equity related compensation of
    $34, $39, $93 and $79,
    respectively)..................   1,727      1,798         3,786      3,325
  Development and engineering
    (exclusive of equity related
    compensation of $82, $36, $216,
    and $76, respectively).........   2,832      2,729         6,066      4,297
  General and administrative
    (exclusive of equity related
    compensation of $274, $160,
    $550 and $200, respectively)...   2,193      1,755         4,416      2,931
  Restructuring charges............   1,093          -         1,406          -
  Equity related compensation......     574        388         1,347        660
  Intangible amortization,
    merger related expenses and
    charge for impairment of
    assets.........................     634     13,754       117,125     19,103
                                    -------   --------     ---------   --------
  Total operating expenses.........  15,161     26,022       146,939     40,076
                                    -------   --------     ---------   --------
  Operating loss...................  (9,636)   (21,702)     (135,991)   (32,127)
Interest income....................   2,022      2,688         4,372      3,854
Interest expense...................     (92)      (104)         (215)      (189)
                                    -------   --------     ---------   --------
Net loss...........................  (7,706)  $(19,118)    $(131,834)  $(28,462)
                                    =======   ========     =========   ========

Basic and diluted net loss
    per share......................  $(0.12)    $(0.31)       $(2.06)    $(0.49)
                                    =======   ========     =========   ========

Shares used in computing basic
    and diluted net loss
    per share......................  64,187     61,963        64,111     58,243



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                        BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                          JUNE 30,     JUNE 30,
                                                            2001         2000
                                                          --------     --------
Cash flows for operating activities:
  Net loss...........................................    $(131,834)   $ (28,462)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Charge for impairment of assets....................      102,736            -
  Depreciation and amortization......................       17,772       19,812
  Loss on disposal of assets.........................           40            -
  Equity related compensation........................        1,347          660
  Provisions for doubtful accounts...................          239          283
  Changes in operating assets and liabilities
   net of the effects from the purchase
   of Trivida Corporation:
    Accounts receivable..............................        1,482       (2,195)
    Deposits.........................................          151         (199)
    Accounts payable.................................         (239)        (852)
    Accrued expenses.................................       (1,220)         413
    Deferred revenue.................................          679        1,008
    Other assets.....................................          115       (2,166)
                                                         ---------    ---------
Net cash used in operating activities................       (8,732)     (11,698)

Cash flows from (for) investing activities:
  Purchases of property and equipment................       (3,727)      (2,018)
  Cash paid for Trivida acquisition,
    net of cash acquired.............................            -       (3,446)
  Proceeds from the sale of
    marketable securities............................      126,325       30,411
  Purchases of marketable securities.................      (97,896)    (139,503)
                                                         ---------   ----------
Net cash provided by (used in) investing
    activities ......................................       24,702     (114,556)

Cash flows from (for) financing activities:
  Proceeds from issuance of Common Stock,
    net of offering costs............................            9      105,122
  Acquisition of treasury shares.....................       (1,719)           -
  Proceeds from exercise of options and warrants.....           73          668
  Proceeds from Employee Stock Purchase Plan.........          177          519
  Proceeds from repayment of notes receivable
    from stockholders................................           78           92
  Payments on long-term debt.........................       (1,329)        (693)
                                                         ---------   ----------
Net cash (used in) provided by financing
    activities.......................................       (2,711)     105,708
Effect of exchange rate changes on cash..............          (20)          (2)
                                                         ---------   ----------
Net increase (decrease) in cash and cash
    equivalents......................................       13,239      (20,548)
Cash and cash equivalents at beginning
    of period........................................       27,527       58,976
                                                         ---------   ----------
Cash and cash equivalents at end of
    period...........................................    $  40,766   $   38,428
                                                         =========   ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS - Be Free, Inc. (the "Company") provides a marketing platform that allows online businesses to attract, convert and retain customers easily and cost effectively. The marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. Two services are offered on this platform, BFAST, or partner marketing and BSELECT onsite, or site marketing.

BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, the statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company's Annual Report on Form 10-K. The December 31, 2000 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period financial statement items have been reclassified to conform to the current period's presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including those of a normal recurring nature. These adjustments are necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. To better define component costs, the cost of revenue line item on the Consolidated Statements of Operations was renamed to Network costs. The results of operations for the period presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on December 31, 2001, or for any other future period.

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

B.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives.
SFAS No.141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in the year ending December 31, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

D.  IMPAIRMENT CHARGE

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," the Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company considers several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, the Company's market capitalization compared to its book value per share, the overall business climate and current estimates for expected operating results of acquired businesses. The Company has decided that the technology obtained through the acquisition of TriVida will no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market and customer feedback as well as other business factors considered. As a result of this decision and a review of the other factors, the Company concluded that an impairment assessment was required for the long-lived assets of TriVida as of March 31, 2001.

The Company grouped all long-lived assets for TriVida, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks involved. As a result of this analysis, the Company recorded an impairment charge in the quarter ended March 31, 2001, totaling $102,700 representing the excess of the carrying amount of the Trivida assets over the discounted cash flows. The remaining carrying amount of the assets will be amortized over their remaining useful lives.

E.  RESTRUCTURING

In March 2001, the Company restructured certain parts of the organization. The restructuring plan included involuntary terminations and the consolidation of certain office space. The Company reduced its workforce by 12 employees, which represents approximately 4% of the total employee base, and recorded a restructuring charge of $312 during the three months ended March 31, 2001. This charge comprises severance costs of $274 and legal and other costs of $38. At June 30, 2001, the full charge had been paid.

In April 2001, the Company announced a further reduction in workforce. The restructuring plan included involuntary terminations and the consolidation of certain office space. The Company reduced its workforce by 43 employees, which represents approximately 16% of the total employee base, and recorded a restructuring charge of $1,093 during the three months ended June 30, 2001. This charge comprises severance costs of $600, termination payments related to rental property and equipment of $303, a loss on the disposal of fixed assets of $40 and moving and other miscellaneous costs of $150. At June 30, 2001, $722 of this charge had been paid. The Company expects the balance to be paid during the next twelve months.

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

Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                               JUNE 30
                                                          2001         2000
                                                          ----         ----
Options to purchase shares of Common Stock..........   6,611,454     6,155,581
Unvested shares of restricted stock.................   2,094,481     3,082,053
Warrants to purchase shares of Common Stock.........           -       733,000

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

On January 1, 2001, the Company issued 875,306 shares of restricted stock to Company employees who previously requested to participate in the Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options for one share of restricted stock issued under the 1998 Stock Incentive Plan with a purchase price of $0.01 per share. In connection with the Program, the Company recorded unearned compensation for restricted stock granted to employees below fair market value of $1,906. The Company is recognizing this compensation expense over the vesting period of the restricted stock which is based on the remaining vesting period of the canceled options.

H.  COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income", establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.

The following table reflects the components of comprehensive loss:

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                    2001       2000           2001        2000
                                  --------   --------      ---------   --------
Net loss......................... $(7,706)   $(19,118)     $(131,834)  $(28,462)
Other comprehensive income:
Change in unrealized gain (loss)
    on marketable securities
    during period................    (145)        (42)            (3)       (70)
Foreign currency translation
    adjustment...................      45          (2)            (2)        (2)
                                  -------    --------      ---------   ---------
Comprehensive loss............... $(7,806)   $(19,162)     $(131,839)  $(28,534)
                                  =======    ========      =========   ========

I.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                         SIX MONTHS ENDED
                                                              JUNE 30
                                                          2001      2000
                                                          ----      ----
Supplemental schedule of noncash investing and financing activities:

Acquisition:

Stock issued......................................          -     $165,000
Fair value of assets acquired.....................          -      (58,648)
Liabilities assumed...............................          -        3,963
                                                          ----    --------
Purchase price in excess of fair value of assets
    acquired......................................          -     $110,315
                                                          ====    ========

J.  SUBSEQUENT EVENTS

On July 25, 2001, the Company announced that its Board of Directors had adopted a Shareholder Rights Plan (the "Plan"). All Company shareholders of record as of August 8, 2001, received one right to purchase shares of a new series of Preferred Stock ("Rights") for each share of Common Stock owned.

The Rights are not being distributed in response to any current effort to acquire control of the Company. The plan includes safeguards against tender offers, squeeze-out mergers and other takeover tactics that limit the ability of all shareholders to realize the long-term value of their investment in the Company. The Rights do not prevent a takeover, but are an attempt to encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting one.

Initially, each Right will automatically trade with the underlying common stock and will not be exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or entity commences a tender offer for 15 percent or more of outstanding Be Free Common Stock. Each Right may then be exercised for $12 in exchange for one one-thousandth of a share of the newly created Series A Junior Participating Preferred Stock of the Company.

The Rights may also become exercisable if a person or entity acquires 15 percent or more of outstanding Be Free Common Stock. Each Right, other than those owned by the acquiring entity, would permit the holder to purchase shares of Be Free's common stock having a market value of two times the $12 exercise price of the Right. Similarly, if Be Free is involved in a merger or other transaction with another company in which Be Free is not the surviving corporation, or transfers more than 50 percent of its assets to another company, each Right, other than those owned by the acquiring entity, would permit the holder to purchase shares of the acquiring company's common stock having a market value of two times the $12 exercise price of the Right. Be Free's Board of Directors may redeem the for $0.001 per Right at any time up to ten business days after a person or entity has acquired 15 percent or more of the outstanding common stock. Unless the Rights are exercised or redeemed earlier, they will expire on July 24, 2011.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results."

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

To date, we have generated our revenue primarily from our BFAST partner marketing services. In general, we enter into a standard service agreement that requires our BFAST customers to pay us a one-time integration fee and monthly or quarterly service fees. For our commerce customers, the service fees are generally based on either a percentage of the sales generated or on the number of transactions or orders generated by their marketing partners, subject to minimum levels. For our content customers, the service fees are generally based on the volume of click-throughs generated by their marketing partners, subject to minimum levels. In addition to the BFAST service, we also offer optional, enhanced customer services, such as outsourced program management, marketing support and development, marketing partner application review and marketing partner commission payment services for additional fees.

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

We have incurred significant net losses and negative cash flows from operations since the commencement of our online marketing business, and, as of June 30, 2001, we had an accumulated deficit of approximately $221.8 million. This loss has been funded primarily through the issuance of preferred stock, borrowings, and public offerings of our common stock. We raised net proceeds of $70.6 million and $104.7 million during our public offerings in November 1999 and in March 2000, respectively.

RESULTS OF OPERATIONS

REVENUE

Through June 30, 2001, revenue includes integration and monthly service fees for BFAST and BSELECT. Revenue for the three months ended June 30, 2001 increased 28%, to $5.5 million, from $4.3 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenue increased 38%, to $10.9 million, from $7.9 million for the six months ended June 30, 2000. Although our customer base decreased by 7% in the quarter ended June 30, 2001 in comparison to June 30, 2000, our average monthly revenue per customer increased by 38%.

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

Network costs for the three months ended June 30, 2001 increased 96%, to $1.7 million, from $852,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, network costs increased 113%, to $3.1 million, from $1.5 million for the six months ended June 30, 2000. The Company made significant investments in additional systems and data storage equipment in order to increase capacity and redundancy and to accommodate growth in the number and activity level of our customers. This additional investment resulted in an increase in the current quarter of $210,000 in depreciation, equipment lease and data center facilities expenses. Network costs also increased by approximately $600,000 due to data testing charges relating to the migration of our primary data center from New Jersey to Virginia.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

Sales and marketing expenses for the three months ended June 30, 2001 decreased 7%, to $4.4 million, from $4.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, sales and marketing expenses increased 17%, to $9.7 million, from $8.3 million for the six months ended June 30, 2000. The net reduction in the current quarter of $311,000 is attributable to the reduction in headcount of 24 marketing employees resulting in a decrease of $463,000 and a reduction in marketing programs resulting in a decrease of $247,000, which was partially offset by increased payroll costs of $580,000 related to a change in sales compensation plans.

CLIENT SERVICES EXPENSES

Client services expenses relate to the cost of assisting our customers in managing their relationships with marketing partners, as well as providing marketing integration, training and technical support to our customers. These services are designed to increase the success of our customer's performance marketing sales channels and their overall satisfaction with our services by providing best practices techniques, channel analysis, training and technical assistance. We also provide similar services to our customer's marketing partners on an optional basis for additional fees.

Client services expenses for the three months ended June 30, 2001 decreased 4%, to $1.7 million, from $1.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, client services expenses increased by 14%, to $3.8 million, from $3.3 million for the six months ended June 30, 2000. The 4% decrease in expenses for the current quarter was primarily due to a reduction in client services headcount of 21 employees, generating a cost reduction of $180,000. This reduction of $180,000 was partially offset by an increase of $75,000 relating to outsourced client service costs.

DEVELOPMENT AND ENGINEERING

Development and engineering expenses consist of payroll and related costs for our product development and engineering groups and depreciation related to equipment used for development purposes. The product development group designs and develops the underlying technologies for our services and the engineering group develops and manages the infrastructure necessary to support our services.

Development and engineering expenses for the three months ended June 30, 2001 increased 4%, to $2.8 million, from $2.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, development and engineering expenses increased 41% to $6.1 million from $4.3 million for the six months ended June 30, 2000. For the current quarter, development and engineering costs increased by $390,000 relating to development costs that were not eligible for capitalization which were partially offset by decreased personnel and related costs of $250,000 associated with the reduction in headcount of 24 employees.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of payroll and related costs and professional fees related to our general management, finance and human resource functions.

General and administrative expenses for the three months ended June 30, 2001 increased by 25%, to $2.2 million, from $1.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses increased 51% to $4.4 million from $2.9 million for the six months ended June 30, 2000. For the current quarter, approximately $320,000 of the increase was due to professional service fees for strategic consulting services and an $82,000 increase in franchise taxes.

RESTRUCTURING CHARGES

In March 2001, we restructured certain parts of the organization. The restructuring plan included involuntary terminations and the consolidation of certain office space. The Company reduced its workforce by 12 employees, which represented approximately 4% of the total employee base, and recorded a restructuring charge of $312,000 during the three months ended March 31, 2001. This charge comprises severance costs of $274,000 and legal and other costs of $38,000. At June 30, 2001, the full amount of this charge had been paid.

On April 25, 2001, we announced a further reduction in workforce of 43 employees throughout the organization. This represented approximately 16% of the total workforce. The reduction was approved by management in response to continued loss of customers and longer than anticipated sales cycles. We recorded a restructuring charge of $1,093,000 in the second quarter related to this event. At June 30, 2001, $722,000 of this charge had been paid. The Company expects the balance to be paid during the next twelve months.

EQUITY RELATED COMPENSATION EXPENSES

Equity related compensation expenses are noncash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses are recorded over the vesting period of the applicable option or stock award. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standards No. 123. Equity related compensation expenses were $574,000 and $388,000 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, equity related compensation expenses were $1.3 million as compared to $660,000 for the same period last year.

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

INTANGIBLE AMORTIZATION, MERGER RELATED EXPENSES AND CHARGE FOR IMPAIRMENT OF ASSETS

Intangible amortization, merger related expenses and charge for impairment of assets totaled $634,000 and $13.8 million for the three months ended June 30, 2001 and 2000, respectively, and $117.1 million and $19.1 million for the six months ended June 30, 2001 and 2000, respectively. All of these charges were incurred in connection with TriVida, which we acquired in February 2000. The amount recorded during the six months ended June 30, 2001 is composed of $14.4 million of intangible amortization and an impairment charge of $102.7 million. The amount recorded during the six months ended June 30, 2000 is composed of $18.1 million of amortization relating to acquired intangibles and $765,000 relating to one-time acquisition related costs.

We periodically evaluate the potential impairment of long-lived assets, including intangible assets resulting from acquisitions whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, our market capitalization compared to our book value per share, the overall business climate and current estimates for expected operating results of acquired businesses. We have determined that the technology obtained through the acquisition of TriVida will no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market and customer feedback as well as other business factors considered. As a result of this decision and a review of the other factors, we concluded that an impairment assessment was required for the long-lived assets of TriVida as of March 31, 2001 and recorded an impairment charge in the quarter ended March 31, 2001 of $102.7 million.

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

Net interest income of $1.9 million for the three months ended June 30, 2001, resulted from interest income of $2.0 million from the investment of a portion of the proceeds from our initial and secondary public offerings, which was partially offset by interest expense on lease obligations of $92,000. Net interest income of $4.2 million for the six months ended June 30, 2001, resulted from interest income of $4.4 million from investments which was partially offset by interest expense on lease obligations of $215,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had $138.4 million in cash and cash equivalents and marketable securities. For the six months ended June 30, 2001, cash and cash equivalents increased by $13.2 million while marketable securities, current and non-current, decreased by $28.8 million. These changes reflect the Company's decision to increase the liquidity of its portfolio.

Cash used in operating activities for the six months ended June 30, 2001 was $8.7 million. This use of cash resulted from a net loss of $131.8 million, which included non-cash expenses of $17.8 million in depreciation and amortization expense, an impairment charge of $102.7 million and $1.3 million in equity related compensation. Additionally, there was a decrease in accounts receivable of $1.5 million, an increase in deferred revenue of $680,000 and a decrease in accrued liabilities of $1.2 million from December 31, 2000. The decrease in accounts receivable was due to an increase in cash collections. Accrued liabilities decreased by $1.2 million due to the timing of paying vendor invoices.

Cash provided by investing activities was $24.7 million for the six months ended June 30, 2001. Purchases and sales of marketable securities for the six months ended June 30, 2001 totaled $97.9 million and $126.3 million, respectively. Capital expenditures totaled $3.7 million for the six months ended June 30, 2001.

Cash used in financing activities was $2.7 million for the six months ended June 30, 2001. This use of cash consisted of $1.7 million to repurchase 1.3 million shares of Be Free Common Stock and payments on our capital lease arrangements of $1.3 million. These payments were partially offset by proceeds from the issuance of shares relating to the Employee Stock Purchase Plan of $177,000, and the Stock-for-Options Program of $82,000, and the repayment of a note receivable from a stockholder totaling $78,000.

In April 2001, we announced that our Board of Directors had authorized the repurchase of up to $20 million of Be Free Common Stock. Purchases are authorized to be made from time to time throughout the remainder of 2001 in the open market or in privately negotiated transactions depending on market conditions. The repurchase plan does not obligate us to repurchase any specific number of shares and may be suspended at any time. We expect to fund any repurchases using a portion of our current cash and marketable securities balances. Shares acquired would be available for use under Be Free's employee stock plans and for other corporate purposes. As of June 30, 2001, we have repurchased 1,328,500 shares of Be Free Common Stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives.
SFAS No.141 is effective for
all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and we will thus adopt these provisions as required, in the year ending December 31, 2002. The impact of SFAS No. 141 and SFAS No. 142 on our financial statements has not yet been determined.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

Our accumulated deficit as of June 30, 2001 was $221.8 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. We also expect to experience negative operating cash flow for the foreseeable future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. We will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

IF THE INTERNET FAILS TO GROW AS AN ADVERTISING, MARKETING AND SALES MEDIUM, OUR FUTURE REVENUE AND BUSINESS PROSPECTS WOULD BE MATERIALLY AND ADVERSELY AFFECTED

Our future revenue and business prospects depend in part on a significant increase in the use of the Internet as an advertising, marketing and sales medium. Internet advertising and marketing is new and rapidly evolving, and it cannot yet be compared with traditional advertising media or marketing programs to gauge its effectiveness. As a result, demand for, and market acceptance of, Internet advertising and marketing solutions are uncertain. Further, the Internet is still emerging as a significant channel for selling goods and services to consumers. Our business and prospects will be materially and adversely affected if the Internet does not become further accepted as an advertising and marketing medium or if consumers do not increasingly purchase goods and services online. The adoption of Internet advertising and marketing services, particularly by entities that have historically relied upon more traditional methods, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising and marketing to be less effective for meeting their business needs than other methods of advertising and marketing.

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

The continued and uninterrupted performance of the computer systems used by us, our customers and their marketing partners is critical to our success.
Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. These failures could affect our ability to deliver and track promotions quickly and accurately to the targeted audience and deliver reports to our customers and their marketing partners. Sustained or repeated system failures would reduce the attractiveness of our services significantly. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. In addition, interruptions in our services could result from the failure of telecommunications providers to provide the necessary data communications capacity in the time required. Our critical computer hardware and software is housed at Exodus Communications, Inc., a third party provider of Internet hosting and communication service. Any system-wide failure by Exodus, or us, would have a material adverse effect on our business. Further, despite our efforts to implement network security measures, our systems are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. We do not carry enough business interruption insurance to compensate for any significant losses that may occur as a result of any of these events.

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

Third parties may attempt to breach our security.   If they are successful, they
could obtain our customers' or their marketing partners' confidential information, including marketing data, sales data, passwords, financial account, performance and contact information. A breach of security could materially and adversely affect our reputation, business and prospects. We rely on encryption technology licensed from third parties. Our systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss or theft of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. We may be liable for any breach in our security and any breach could harm our reputation, reduce demand for our services or cause customers to terminate their relationships with us.

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

TO BE COMPETITIVE, WE MUST CONTINUE TO DEVELOP NEW AND ENHANCED SERVICES, AND OUR FAILURE TO DO SO MAY ADVERSELY AFFECT OUR PROSPECTS

Our market is characterized by rapid technological change, frequent new service introductions, change in customer requirements and evolving industry standards. The introduction of services embodying new technologies and the emergence of new industry standards could render our existing services obsolete. Our revenue growth depends upon our ability to develop and introduce a variety of new services and service enhancements to address the increasingly sophisticated needs of our customers. We have experienced delays in releasing new services and service enhancements and may experience similar delays in the future. To date, these delays have not had a material effect on our business. If we experience material delays in introducing new services and enhancements, customers may forego purchasing or renewing our services and purchase those of our competitors.

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

IF WE INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY

We cannot assure you that our patent or any future patents or servicemark registrations we receive will not be successfully challenged by others or invalidated. In addition, we cannot assure you that we do not infringe any intellectual property rights of third parties or that we will be able to prevent misappropriation of our technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. There have been a number of patents granted relating to online commerce, advertising and affiliate marketing programs. Further, we believe that an increased number of such patents may be filed in the future. To date, we have not been notified that our technologies infringe the intellectual property rights of third parties, but in the future third parties may claim that we infringe on their past, current or future intellectual property rights. Any such claim brought against us or our customers, whether meritorious or not, could result in loss of revenue, be time-consuming to defend, result in costly litigation, or require us to enter into royalty or licensing agreements. If we were unable to enter into such royalty or leasing agreements, it could result in the significant modification or cessation of our business operations.

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

International operations are subject to other inherent risks, including:

 .  the impact of recessions in economies outside the United States;
 .  changes in regulatory requirements;
 .  potentially adverse tax consequences;
 .  difficulties and costs of staffing and managing foreign operations;
 .  political and economic instability;
 .  compliance with foreign regulations regarding Internet privacy concerns;
 . fluctuations in currency exchange rates; and . seasonal reductions in business activity during the summer months in Europe and in some other parts of the world.

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

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION DISPLAYED ON OUR CUSTOMERS' INTERNET SITES OR WITHIN THEIR MARKETING PARTNERS' INTERNET SITES

Because the provision of our services requires us to provide a connection to the Internet sites of our customers and their marketing partners, we may be perceived as being associated with the content of these Internet sites. We do not and cannot screen all of the content generated by our customers and their marketing partners. As a result, we may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the materials displayed on our customers' sites and on their marketing partners' sites and e-mail messages. For example, if one of our customers is sued for posting information on its Internet site that is alleged to be defamatory, we may also be named as a defendant in that legal action based solely on our limited association with that customer's Internet site. As a result, we could be involved in legal proceedings and disputes that are costly to resolve, regardless of their lack of merit. We may also suffer a loss of customers or reputational harm based on this information or resulting from our involvement in these legal proceedings. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. Our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these polices. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our reputation and our business and operating results, or could result in the imposition of criminal penalties.

WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS OR STOCKHOLDERS

We believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance. If our quarterly operating results fall below the expectations of securities anaylsts or stockholders, however, the price of our common stock could fall. We have experienced significant fluctuation in our quarterly operating results and may continue to experience significant fluctuation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments. We generally invest our excess cash in marketable, high-credit quality securities, primarily U.S. government obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of two years or less. We do not expect a material loss from our marketable security investments and, therefore, believe that our potential interest rate exposure is not material.


                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2001 Annual Meeting of Stockholders of the Company (the "Annual Meeting") on May 24, 2001, the following matters were acted upon by the stockholders of the Company:

     1.  the election of two Class II Directors;
     2. the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the current fiscal year.

The number of shares of Common Stock issued, outstanding and eligible to vote as of the record date of March 26, 2001 was 66,789,548. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting are Gordon B. Hoffstein, Samuel P. Gerace, Jr., W. Michael Humphreys and Kathleen L. Biro. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

     1.  Election of two Class II Directors:

                                        Votes For        Votes Withheld
                                      -------------     ----------------
         Ted R. Dintersmith            56,193,826             987,103
         Jeffrey F. Rayport            53,763,688           3,417,241

     2.  Ratification of the appointment of Auditors:

         Votes Cast For        Votes Against           Abstentions
         --------------        -------------           -----------
           57,083,175              48,752                 49,002

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b).  Reports on Form 8-K - None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 BE FREE, INC.
                                  (Registrant)


Date:  August 13, 2001                     /s/  Gordon B. Hoffstein
                                           ------------------------------
                                           Gordon B. Hoffstein
                                           Chief Executive Officer,
                                           President and Chairman
                                           (Principal Executive Officer)


Date:  August 13, 2001                     /s/  Stephen M. Joseph
                                           ------------------------------
                                           Stephen M. Joseph
                                           Chief Financial Officer and
                                           Treasurer (Principal Financial
                                           and Accounting Officer)