Form 10-Q
period 2001-09-30
BE FREE INC
filed 2001-11-13
CIK 1084866

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

                    For the Quarter Ended September 30, 2001

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

As of October 20, 2001, the registrant had outstanding 65,743,851 shares of voting common stock, $0.01 par value per share.

                               TABLE OF CONTENTS
                           FORM 10-Q QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS                                                                                        Page

          Consolidated Balance Sheets (unaudited) as of September 30, 2001
          and December 31, 2000....................................................................................     3

          Consolidated Statements of Operations (unaudited) for the
          three months and nine months ended September 30, 2001 and 2000...........................................     4

          Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 2001 and 2000............................................................     5

          Notes to Consolidated Financial Statements (unaudited)...................................................     6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS................................................................................     9

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................    19

                                             PART II - OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K..........................................................................    19

         SIGNATURE PAGE............................................................................................    19

                        PART I  - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                        BE FREE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                                         2001             2000
                                                                                                     ------------      -----------
ASSETS
Current assets:
 Cash and cash equivalents.....................................................                          $  45,213       $ 27,527
 Marketable securities.........................................................                             88,570        122,333
 Accounts receivable, net of allowances
  of $743 and $658, respectively...............................................                              2,743          3,903
 Other current assets..........................................................                              3,443          4,815
                                                                                                         ---------       --------

  Total current assets.........................................................                            139,969        158,578
 Marketable securities.........................................................                                780          4,021
 Property and equipment, net of accumulated
  depreciation of $10,336 and $6,277, respectively...........................                               13,723         17,443
 Intangible assets, net of accumulated
  amortization of $60,867 and $45,843, respectively.........................                                 3,595        119,217
 Deposits......................................................................                                836          1,023
 Other assets..................................................................                                 23             93
                                                                                                         ---------       --------

  Total assets.................................................................                          $ 158,926       $300,375
                                                                                                         =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................................                          $     626       $  1,937
 Accrued expenses..............................................................                              4,330          4,857
 Deferred revenue..............................................................                              1,304          1,250
 Current portion of long-term debt.............................................                              2,387          2,593
                                                                                                         ---------       --------

  Total current liabilities....................................................                              8,647         10,637
 Long-term debt, net of current portion........................................                                994          2,781
                                                                                                         ---------       --------
  Total liabilities............................................................                              9,641         13,418

Stockholders' equity:
 Common Stock, $0.01 par value; 250,000
  shares authorized; 67,028 and 66,021
  shares issued, respectively..................................................                                670            660
 Additional paid-in capital....................................................                            380,731        379,932
 Unearned compensation.........................................................                             (2,773)        (3,805)
 Stockholders' notes receivable................................................                                  -            (78)
 Accumulated other comprehensive income........................................                                387            177
 Accumulated deficit...........................................................                           (228,202)       (89,929)
                                                                                                         ---------       --------
                                                                                                           150,813        286,957
Treasury stock, at cost (1,284 shares at
 September 30, 2001)...........................................................                             (1,528)             -
                                                                                                         ---------       --------

  Total stockholders' equity...................................................                            149,285        286,957
                                                                                                         ---------       --------

Total liabilities and stockholders' equity.....................................                          $ 158,926       $300,375
                                                                                                         =========       ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS          NINE MONTHS
                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                              2001       2000        2001       2000
                                                            -------   --------   ---------   --------
Revenue...................................................  $ 5,999   $  5,330   $  16,947   $ 13,279
 Operating expenses:
 Network costs............................................    1,256        990       4,350      2,445
 Sales and marketing (exclusive
   of equity related compensation
   of $139, $153, $627 and $458,
   respectively)..........................................    3,360      4,656      13,059     12,961
 Client services (exclusive of
   equity related compensation of
   $14, $40, $107 and $118,
   respectively)..........................................    1,572      1,726       5,358      5,051
 Development and engineering
   (exclusive of equity related
   compensation of $17, $36, $233
   and $112, respectively)................................    2,456      2,997       8,522      7,294
 General and administrative
   (exclusive of equity related
   compensation of $275, $264,
   $825 and $465, respectively).........................      2,077      1,624       6,493      4,555
 Restructuring charges....................................    2,136          -       3,542          -
 Equity related compensation..............................      445        493       1,792      1,153
 Intangible amortization,
   merger related expenses and
   charge for impairment of
   assets.................................................      634     13,754     117,759     32,857
                                                            -------   --------   ---------   --------

 Total operating expenses.................................   13,936     26,240     160,875     66,316
                                                            -------   --------   ---------   --------

 Operating loss...........................................   (7,937)   (20,910)   (143,928)   (53,037)
Interest income...........................................    1,567      2,806       5,939      6,660
Interest expense..........................................      (69)      (126)       (284)      (315)
                                                            -------   --------   ---------   --------

Net loss..................................................  $(6,439)  $(18,230)  $(138,273)  $(46,692)
                                                            =======   ========   =========   ========

Basic and diluted net loss per share......................  $ (0.10)  $  (0.29)  $   (2.16)  $  (0.78)
                                                            =======   ========   =========   ========

Shares used in computing basic
   and diluted net loss per share........................    63,779     62,862      63,999     59,794

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                        2001            2000
                                                    ------------    -------------
Cash flows for operating activities:
 Net loss.........................................      $(138,273)      $ (46,692)
Adjustments to reconcile net loss to net cash
   used in operating activities:
 Charge for impairment of assets..................        102,736               -
 Noncash restructuring charge.....................          1,157               -
 Depreciation and amortization....................         19,215          35,214
 Loss on disposal of assets.......................             40               -
 Equity related compensation......................          1,792           1,153
 Provisions for doubtful accounts.................             85             325
 Changes in operating assets and liabilities
  net of the effects from the purchase
  of Trivida Corporation:
   Accounts receivable............................          1,075          (1,742)
   Deposits.......................................            187              (1)
   Accounts payable...............................         (1,311)         (2,508)
   Accrued expenses...............................           (527)          1,093
   Deferred revenue...............................             54             629
   Other assets...................................          1,399          (4,047)
                                                        ---------       ---------
Net cash used in operating activities.............        (12,371)        (16,576)

Cash flows from (for) investing activities:
 Purchases of property and equipment..............         (3,759)         (5,076)
 Cash paid for Trivida acquisition,
   net of cash acquired...........................              -          (3,525)
 Proceeds from the sale of
   marketable securities..........................        175,574         108,163
 Purchases of marketable securities...............       (138,363)       (212,087)
                                                        ---------       ---------
Net cash provided by (used in) investing
   activities.....................................         33,452        (112,525)

Cash flows from (for) financing activities:
 Proceeds from issuance of Common Stock,
   net of offering costs..........................              9         104,715
 Acquisition of treasury shares...................         (1,820)              -
 Proceeds from exercise of options and warrants...            151             772
 Proceeds from Employee Stock Purchase Plan.......            177             519
 Proceeds from repayment of notes receivable
   from stockholders..............................             78             130
 Payments on long-term debt.......................         (1,993)         (1,267)
                                                        ---------       ---------
Net cash (used in) provided by financing
   activities.....................................         (3,398)        104,869
Effect of exchange rate changes on cash...........              3             (12)
                                                        ---------       ---------
Net increase (decrease) in cash and cash
   equivalents....................................         17,686         (24,244)
Cash and cash equivalents at beginning
   of period......................................         27,527          58,976
                                                        ---------       ---------

Cash and cash equivalents at end of
   period.........................................      $  45,213       $  34,732
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

B.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in the year ending December 31, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial statements.

C.   ACQUISITION

On February 29, 2000, the Company acquired TriVida Corporation ("TriVida"). TriVida provides personalization services to online merchants and content sites. These personalization services are designed to predict the buying behavior of a unique but anonymous user based upon the past browsing and buying behavior of that user as well as other anonymous users. In connection with the transaction, the Company issued common stock with an approximate value of $165,000. The acquisition has been accounted for under the purchase method of accounting. The allocation of the purchase price for TriVida resulted in goodwill of $110,000 and other intangibles, including patents, developed technology and workforce, of $55,000. These items have been recorded as intangible assets within the Consolidated Balance Sheet.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", the Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. The Company considers several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, the Company's market capitalization compared to its book value per share, the overall business climate and current estimates for expected operating results of acquired businesses. The Company has decided that the technology obtained through the acquisition of TriVida will no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market and customer feedback as well as other business factors considered. As a result of this decision and a review of the other factors, the Company concluded that an impairment assessment was required for the long-lived assets of TriVida as of March 31, 2001.

The Company grouped all long-lived assets for TriVida, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks involved. As a result of this analysis, the Company recorded an impairment charge in the three months ended March 31, 2001, totaling $102,700 representing the excess of the carrying amount of the Trivida assets over the discounted cash flows. The remaining carrying amount of the assets will be amortized over their remaining useful lives.

D.   RESTRUCTURING

During the nine months ended September 30, 2001, the Company executed three restructuring plans in response to a reduction in the customer base and longer than anticipated sales cycles. The restructuring plans included the termination of a total of 118 employees, which represents approximately 41% of the total workforce, the consolidation of certain office space and a non-cash impairment charge associated with excess equipment. As a result, the Company recorded restructuring charges totaling $3,542 for the nine months ended September 30, 2001.

For the three months ended March 31, 2001 the Company recorded a restructuring charge of $312, which comprises severance costs of $274 associated with the termination 12 employees and legal and other costs of $38. As of September 30, 2001, this charge had been paid in full.

For the three months ended June 30, 2001 the Company recorded a restructuring charge of $1,094, which comprises severance costs of $600 associated with the termination of 43 employees, termination payments related to rental property and equipment of $303 and other miscellaneous costs of $191. As of September 30, 2001, $950 of this charge had been paid. The Company expects the balance to be paid during the next six months.

For the three months ended September 30, 2001 the Company recorded a restructuring charge of $2,136, which comprises severance costs of $928 associated with the termination of 63 employees, a non-cash impairment charge associated with excess equipment of $1,157 and other miscellaneous costs of $51. As of September 30, 2001, $837 of this charge had been paid. The Company expects the balance, $142, to be paid during the next three months.


E.   NET LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period, plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of stock options and unvested shares of restricted stock. Potential common shares were excluded from the calculation of net loss per share for the periods presented since their inclusion would be antidilutive.

Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                           SEPTEMBER 30
                                                         2001         2000
                                                      ----------    ---------

Options to purchase shares of Common Stock.....        5,859,329    6,577,545
Unvested shares of restricted stock............        1,667,300    2,517,731

F.   STOCKHOLDERS' EQUITY


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

On January 1, 2001, the Company issued 875,306 shares of restricted stock to Company employees who previously requested to participate in the Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options for one share of restricted stock issued under the 1998 Stock Incentive Plan with a purchase price of $0.01 per share. In connection with the Program, the Company recorded unearned compensation for restricted stock granted to employees below fair market value of $1,906. The Company is recognizing this compensation expense over the vesting period of the restricted stock which is based on the remaining vesting period of the canceled options. During the nine months ended September 30, 2001, the balance of unearned compensation was reduced by $1,158 associated with the departure of employees with unvested shares of restricted stock that were repurchased by the Company.

In April 2001, the Company announced that the Board of Directors had authorized the repurchase of up to $20,000 of Common Stock to be made throughout the remainder of 2001 in the open market or in privately negotiated transactions depending on market conditions. The repurchase plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time. The shares acquired would be available for use under Be Free's employee stock plans and for other corporate purposes. As of September 30, 2001, the Company had repurchased 1,328,500 shares of Common Stock for an aggregate of $1,785 under this plan.

On July 25, 2001, the Company announced that its Board of Directors had adopted a Shareholder Rights Plan (the "Plan"). All Company shareholders of record as of August 8, 2001, received one right to purchase shares of a new series of
Preferred Stock ("Rights") for each share of Common Stock owned.   The Rights
are not being distributed in response to any current effort to acquire control of the Company, but rather to safeguard against tender offers, squeeze-out mergers and other takeover tactics that limit the ability of all shareholders to realize the long-term value of their investment in the Company. The Rights do not prevent a takeover, but are an attempt to encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting
one.   Initially, each Right will automatically trade with the underlying Common
Stock and will not be exercisable. Subject to limited exceptions, the Rights will become exercisable if a person or entity commences a tender offer for 15 percent or more of outstanding Be Free Common Stock. Each Right may then be exercised for $12 in exchange for one one-thousandth of a share of the newly created Series A Junior Participating Preferred Stock of the Company.

The Rights may also become exercisable if a person or entity acquires 15 percent or more of outstanding Be Free Common Stock. Each Right, other than those owned by the acquiring entity, would permit the holder to purchase shares of Be Free's Common Stock having a market value of two times the $12 exercise price of the Right. Similarly, if Be Free is involved in a merger or other transaction with another company in which Be Free is not the surviving corporation, or transfers more than 50 percent of its assets to another company, each Right, other than those owned by the acquiring entity, would permit the holder to purchase shares of the acquiring company's common stock having a market value of two times the $12 exercise price of the Right. Be Free's Board of Directors may redeem the Rights for $0.001 per Right at any time up to ten business days after a person or entity has acquired 15 percent or more of the outstanding Common Stock. Unless the Rights are exercised or redeemed earlier, they will expire on July 24, 2011.

G.  COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income", establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.

The following table reflects the components of comprehensive loss:

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                          2001       2000         2001         2000
                                        --------   ---------     ---------    --------
Net loss......................          $(6,439)    $(18,230)    $(138,273)   $(46,692)
Other comprehensive income:
Change in unrealized gain
   on marketable securities
   during period..............              210          146           207          75
Foreign currency translation
   adjustment.................                5          (11)            3         (12)
                                        --------   ---------     ---------    --------

Comprehensive loss............           $(6,224)   $(18,095)    $(138,063)   $(46,629)
                                        ========   =========     =========    ========

H.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,

                                                               2001       2000
                                                               ----     --------
Supplemental schedule of noncash investing and financing activities:

Acquisition:

Stock issued............................................          -    $165,000
Fair value of assets acquired...........................          -     (58,648)
Liabilities assumed.....................................          -       3,963
                                                               ----    --------

Purchase price in excess of fair value of assets
 acquired...............................................          -    $110,315
                                                               ====    ========

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

We have incurred significant net losses and negative cash flows from operations since the commencement of our online marketing business, and, as of September 30, 2001, we had an accumulated deficit of approximately $228.2 million. This loss has been funded primarily through the issuance of preferred stock, borrowings, and public offerings of our common stock. We raised net proceeds of $70.6 million and $104.7 million during our public offerings in November 1999 and in March 2000, respectively.


RESULTS OF OPERATIONS

REVENUE

Through September 30, 2001, revenue includes integration and monthly service fees for BFAST and BSELECT. Revenue increased 13% to $6.0 million for the three months ended September 30, 2001, as compared to $5.3 million for the same period
in 2000.   Revenue increased 28% to $16.9 million for the nine months ended
September 30, 2001 as compared to $13.3 million for the same period in 2000. Although our customer base decreased by 26% in the quarter ended September 30, 2001 in comparison to September 30, 2000, our average monthly revenue per customer increased by 53%, due to a shift in our customer mix from Internet pure play companies towards established brick and mortar companies.

NETWORK COSTS

These costs consist of expenses related to the operation of our hosting services. Network costs include depreciation and operating lease expense for systems and storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

Network costs increased 27% to $1.3 million for the three months ended September 30, 2001, as compared to $990,000 for the same period in 2000. Network costs increased 78% to $4.4 million for the nine months ended September 30, 2001, as compared to $2.4 million for same period in 2000. The Company made significant investments in additional systems and data storage equipment in order to increase capacity and redundancy and to accommodate growth in the number and activity level of our customers. This additional investment resulted in an increase in the current quarter of $216,000 in depreciation, equipment lease and data center facilities expenses. Third-party data center bandwidth charges also increased by approximately $50,000 due to an increase in traffic volume.


SALES AND MARKETING EXPENSES

Sales and marketing expenses consist of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

Sales and marketing expenses decreased 28% to $3.4 million for the three months ended September 30, 2001 as compared to $4.7 million for same period in 2000. The decrease of $1.3 million in the current quarter is attributable to a $767,000 decrease in personnel and related costs as a result of a reduction in headcount of 48 employees and a decrease of approximately $511,000 in affiliate recruitment and other marketing programs. Sales and marketing expenses increased 1% to $13.1 million for the nine months ended September 30, 2001 as compared to $13.0 million for the same period in 2000. The increase for the nine month period ended September 30, 2001 is due to a higher headcount and partner marketing costs during the first three months of 2001 as compared to the same period in 2000.


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

Client services expenses decreased by 9% to $1.6 million for the three months ended September 30, 2001 as compared to $1.7 million for the same period in 2000. The decrease of $154,000 in expenses for the current quarter was largely due to a $159,000 decrease in personnel and related costs as a result of a reduction in headcount of 34 employees partially offset by nominal increases in
miscellaneous costs.   Client services expenses increased by 6% to $5.4 million
for the nine months ended September 30, 2001 as compared to $5.1 million for the same period in 2000. The increase in expenses for the nine months period ended September 30, 2001 was due to higher headcount during the first three months of 2001 as compared to the same period in 2000.

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

Development and engineering expenses decreased 18% to $2.5 million for the three months ended September 30, 2001 as compared to $3.0 million for the same period
in 2000.   The decrease of $541,000 in expenses for the current quarter was primarily due to a $770,000 decrease in personnel and related costs as a result of a reduction in headcount of 42 employees which was partially offset by a
$203,000 increase in software and hardware maintenance costs.   Development and
engineering expenses increased 17% to $8.5 million for the nine months ended September 30, 2001 as compared to $7.3 million for the same period in 2000. The increase for the nine months ended September 30, 2001 was due to a higher headcount and software and hardware maintenance costs during the first three months of 2001 as compared to the same period in 2000

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of payroll and related costs and professional fees related to our general management, finance and human resource functions.

General and administrative expenses increased 28% to $2.1 million for the three months ended September 30, 2001 as compared to $1.6 million for the same period in 2000. The increase of $468,000 in expenses for the current quarter was primarily due to a $328,000 increase in professional service fees for strategic consulting services and also due to an increase in personnel related expenses due to the addition of operations in Europe. General and administrative expenses increased 43% to $6.5 million for the nine months ended September 30, 2001 as compared to $4.6 million for the same period in 2000. The increased expenses for the nine months ended September 30, 2001 was due to increased personnel costs and professional services.

RESTRUCTURING CHARGES

During the nine months ended September 30, 2001, we executed three restructuring plans in response to a reduction in our customer base and longer than anticipated sales cycles. The restructuring plans included the termination of a total of 118 employees, which represents approximately 41% of the total workforce, the consolidation of certain office space and a non-cash impairment charge associated with excess equipment. As a result, we recorded restructuring charges totaling $3,542,000 during the nine months ended September 30, 2001.

For the three months ended March 31, 2001 we recorded a restructuring charge of $312,000, which comprises severance costs of $274,000 associated with the termination 12 employees and legal and other costs of $38,000. As of September 30, 2001, this charge had been paid in full.

For the three months ended June 30, 2001 we recorded a restructuring charge of $1,094,000, which comprises severance costs of $600,000 associated with the termination of 43 employees, termination payments related to rental property and equipment of $303,000 and other miscellaneous costs of $191,000. As of September 30, 2001, $950,000 of this charge had been paid. We expect the balance to be paid during the next six months.

For the three months ended September 30, 2001 we recorded a restructuring charge of $2,136,000, which comprises severance costs of $928,000 associated with the termination of 63 employees, a non-cash impairment charge associated with excess equipment of $1,157,000 and other miscellaneous costs of $51,000. As of September 30, 2001, $837,000 of this charge had been paid. We expect the balance, $142,000, to be paid during the next three months.


EQUITY RELATED COMPENSATION EXPENSES

Equity related compensation expenses are non-cash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of these shares as of the date of grant, as determined for financial reporting purposes. These expenses are recorded over the vesting period of the applicable option or stock award. These fair values were determined in accordance with Accounting Principles Board Opinion No. 25 and Statement of Financial Accounting Standard (SFAS) No. 123. Equity related compensation expenses were $445,000 and $493,000 for the three months ended September 30, 2001 and 2000, respectively. Equity related compensation expenses were $1.8 million for the nine months ended September 30, 2001 as compared to $1.2 million for the same period last year.

On January 1, 2001, the Company issued 875,306 shares of restricted stock to employees who had previously requested to participate in a Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options issued under Be Free's 1998 Stock Incentive Plan for one share of restricted stock with a purchase price of $0.01 per share. The first 25% of the restricted stock purchased vests 15 months from the original stock option grant date. An additional 25% vests each year after the first vest date, for the next three years. In connection with the Program, the Company recorded unearned compensation expense for restricted stock granted to employees below fair market value of $1.9 million. The Company is recognizing this compensation expense over the vesting period of the restricted stock which is based on the remaining vesting period of the canceled options. During the nine months ended September 30, 2001, the balance of unearned compensation was reduced by $1.2 million associated with the departure of employees with unvested shares of restricted stock that were repurchased by the Company.


INTANGIBLE AMORTIZATION, MERGER RELATED EXPENSES AND CHARGE FOR IMPAIRMENT OF ASSETS

Intangible amortization, merger related expenses and charge for impairment of assets totaled $634,000 and $13.8 million for the three months ended September 30, 2001 and 2000, respectively, and $117.8 million and $32.9 million for the nine months ended September 30, 2001 and 2000, respectively. All of these charges were incurred in connection with TriVida, which we acquired in February 2000. The amount recorded during the nine months ended September 30, 2001 is composed of $15.1 million of intangible amortization and an impairment charge of $102.7 million. The amount recorded during the nine months ended September 30, 2000 is composed of $32.1 million of amortization relating to acquired intangibles and $765,000 relating to one-time acquisition related costs.

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

As a result of this impairment, we expect to recognize amortization expense relating to the acquired intangible assets of approximately $634,000 per quarter through December 31, 2001. We will be adopting SFAS No. 142 on January 1, 2002. We have not yet determined the impact of this standard on our financial statements.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net consists of interest income earned on our cash and marketable securities balances partially offset by interest expense on our borrowings.

Net interest income of $1.5 million for the three months ended September 30, 2001, resulted from interest income of $1.6 million from the investment of a portion of the proceeds from our initial and secondary public offerings, which was partially offset by interest expense on lease obligations of $69,000. Net interest income of $5.7 million for the nine months ended September 30, 2001, resulted from interest income of $5.9 million from investments which was partially offset by interest expense on lease obligations of $284,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had $134.6 million in cash and cash equivalents and marketable securities. For the nine months ended September 30, 2001, cash and cash equivalents increased by $17.7 million while marketable securities, current and non-current, decreased by $37.0 million. These changes reflect the Company's decision to increase the liquidity of its portfolio.

Cash used in operating activities for the nine months ended September 30, 2001 was $12.4 million. This use of cash resulted from a net loss of $138.3 million, which included an impairment charge of $103.9 million, non-cash expenses of $19.2 million in depreciation and amortization expense, and $1.8 million in
equity related compensation.   Additionally, there was a decrease in accounts
receivable of $1.2 million due to cash collections, a decrease in accounts payable of $1.3 million due to the timing of paying vendor invoices, a decrease of $1.4 million in other assets primarily due to receipt of interest receivable on our marketable securities and a decrease of $527,000 in accrued expenses due to the timing of paying vendor invoices.

Cash provided by investing activities was $33.5 million for the nine months ended September 30, 2001. Purchases and sales of marketable securities for the nine months ended September 30, 2001 totaled $138.4 million and $175.6 million, respectively. Capital expenditures totaled $3.8 million for the nine months ended September 30, 2001.

Cash used in financing activities was $3.4 million for the nine months ended September 30, 2001. This use of cash consisted of $1.8 million to repurchase 1.3 million shares of Common Stock and payments on our capital lease arrangements of $2.0 million. These payments were partially offset by proceeds from the issuance of shares relating to the Employee Stock Purchase Plan of $177,000, proceeds from the exercise of stock options and issuance of stock in the connection with the stock for options program of $160,000 and the repayment of a note receivable from a stockholder totaling $78,000.

In April 2001, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of Be Free Common Stock. Purchases are authorized to be made throughout the remainder of 2001 in the open market or in privately negotiated transactions depending on market conditions. The repurchase plan does not obligate us to repurchase any specific number of shares and may be suspended at any time. We expect to fund any repurchases using a portion of our current cash and marketable securities balances. Shares acquired would be available for use under Be Free's employee stock plans and for other corporate purposes. As of September 30, 2001, we have repurchased 1,328,500 shares of Common Stock for an aggregate of $1,785,000.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January
1, 2003.   SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS No. 143 will have a material impact on our financial statements.

In July 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and we will thus adopt these provisions as required, in the year ending December 31, 2002. The impact of SFAS No. 141 and SFAS No. 142 on our financial statements has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial statements.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

Our accumulated deficit as of September 30, 2001 was $228.2 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. We also expect to experience negative operating cash flow for the near future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. We will need to generate significant additional revenue to achieve profitability. The near-term economic outlook is very uncertain, especially in light of recent terrorist activities and the current and expected future responses to such activities. As a result, the level of commerce, including amounts conducted over the Internet, may be materially and adversely affected which would materially and adversely affect our revenue and profitability. Continued economic slowdown could cause companies to defer or reduce expenditures on online marketing programs, which could materially and adversely affect our revenue and profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

WE DEPEND ON EXODUS COMMUNICATIONS, INC. TO HOUSE CRITICAL COMPONENTS OF OUR COMPUTER HARDWARE AND SOFTWARE SYSTEMS

Critical components of our computer hardware and software systems are housed at Exodus Communications, Inc., a third party provider of Internet hosting and communication service. Exodus has recently experienced financial difficulties and is currently a debtor-in-possession pursuant to a petition filed under Chapter 11 of the U.S. bankruptcy code. To date, we have not experienced disruption of our services housed at Exodus. However, there is no assurance that Exodus will be able to provide such services without disruption in the future and should such disruptions occur, we may be required to expend significant effort and resources to move our systems to alternative hosting service providers or to in-house facilities. If we are unable to gain access to our computer systems at Exodus, or if Exodus cannot maintain uninterrupted service for our computer systems, our business would be materially harmed and we could be exposed to material liabilities.

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

INTENSE COMPETITION IN OUR MARKETS MAY REDUCE THE NUMBER OF OUR CUSTOMERS AND THE PRICING OF OUR SERVICES

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We compete against larger public companies as well as against similar sized, private companies. We face competition in the online marketing services market in general, as well as in the partner marketing program and site personalization segments specifically. We have experienced and expect to continue to experience increased competition from current and potential competitors. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other marketing software or services in a manner that may discourage users from purchasing services offered by us. Also, many current and potential competitors have greater name recognition and significantly greater financial, technical, marketing and other resources than we do. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.

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

WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS OR STOCKHOLDERS.

We believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. You should not relay on the results of one quarter as an indication of our future performance. If our quarterly operating results fall below the expectations of securities analysts or stockholders, however, the price of our common stock could fall. We have experienced significant fluctuation in our quarterly operating results and may continue to experience significant fluctuation.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a).  Exhibits

      Exhibit 4.1 Rights Agreement between Be Free, Inc. and Continental Stock
                  Transfer & Trust Company, as Rights Agent, dated July 24, 2001, which includes as Exhibit A Terms of the Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit
                  4.1 of the Company's Current Report on Form 8-K filed with the SEC on July 30, 2001).

(b). Reports on Form 8-K - During the quarter ended September 30, 2001 the Registrant filed with the Commission a Form 8-K, dated July 30, 2001 regarding the adoption of a shareholder rights plan.


                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 BE FREE, INC.
                                  (Registrant)

Date: November 13, 2001               /s/  Gordon B. Hoffstein

                                      Gordon B. Hoffstein
                                      Chief Executive Officer,
                                      President and Chairman
                                      (Principal Executive Officer)

Date: November 13, 2001               /s/  Stephen M. Joseph

                                      Stephen M. Joseph
                                      Chief Financial Officer and
                                      Treasurer (Principal Financial
                                      and Accounting Officer)