Form 10-K405
period 2001-12-31
BE FREE INC
filed 2002-03-22
CIK 1084866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------
                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                    For Fiscal Year Ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                           Commission File 000-27271

                                 Be Free, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-3303188
                   (State or other
                    jurisdiction of              (I.R.S.
                   incorporation or      Employer Identification
                     organization)                No.)

                             154 Crane Meadow Road
                       Marlborough, Massachusetts 01752
                   (Address of principal executive offices)

                                (508) 480-4000
             (Registrant's telephone number, including area code)

       Securities to be registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                               (Title of Class)

                      ----------------------------------


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $83,973,922 as of March 8, 2002.

   On March 8, 2002, the Registrant had 65,814,559 shares outstanding of voting Common Stock, $0.01 par value.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 2001

                                    PART I

        Item                                                                Page
        ----                                                                ----
    1.  Business...........................................................   1
    2.  Properties.........................................................   8
    3.  Legal Proceedings..................................................   8
    4.  Submission of Matters to a Vote of Security Holders................   8

                                      PART II

    5.  Market for Registrant's Common Equity and Related Stockholder
        Matters............................................................   9
    6.  Selected Consolidated Financial Data...............................  10
    7.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  11
    7A. Quantitative and Qualitative Disclosures About Market Risk.........  28
    8.  Financial Statements and Supplementary Data........................  28
    9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................  28

                                     PART III

    10. Directors and Executive Officers of the Registrant.................  29
    11. Executive Compensation.............................................  31
    12. Security Ownership of Certain Beneficial Owners and Management.....  38
    13. Certain Relationships and Related Transactions.....................  39

                                      PART IV

    14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  40



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

                                    PART I

ITEM 1.  BUSINESS

    We provide a marketing platform that allows online businesses to attract, convert and retain customers easily and cost effectively. Our marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. We offer two types of services on this platform, partner marketing services and site personalization services.

    With our BFAST(R) partner marketing services, online businesses can track and manage various types of marketing programs that they have established with their online marketing partners. These partner marketing programs may include affiliate programs, member buying and shopping portal programs, content distribution programs, sponsorship programs and strategic partnerships. Using BFAST, our customers can measure the results of these marketing programs in a uniform manner, allowing program-by-program comparisons. Our customers can pay their marketing partners in a variety of ways, including performance-based compensation. Our commerce customers, those that sell goods or services online, typically pay their marketing partners based on the sales or sales leads that those marketing partners generate, as tracked by BFAST. Our content customers, those that provide information online, typically pay their marketing partners based on the traffic sent to their sites by their marketing partners, as tracked by BFAST. As a result, these services provide our customers with a cost-effective solution for establishing, managing and rewarding their marketing partners.

    In addition to our partner marketing services, we offer BSELECT/SM/ Onsite which allows our customers to convert more visitors to their Internet site into customers by recommending relevant products or content in real-time. We are typically paid for our BSELECT Onsite site personalization services based upon the number of personalized product and content promotions that are clicked by each Internet site visitor. Revenue from BSELECT Onsite has been less than five percent of total revenue in each period.

Recent Developments

    On March 10, 2002, we entered into a merger agreement with ValueClick, Inc. Pursuant to the merger agreement, we will be merged with, and become a wholly-owned subsidiary of ValueClick. Upon consummation of the merger, each outstanding share of our Common Stock will be converted into the right to receive 0.65882 shares of common stock of ValueClick. In the aggregate, ValueClick will issue approximately 43.4 million shares of its common stock in respect of all of our outstanding securities. Upon consummation of the merger, our stockholders will own approximately 45% of the combined company's outstanding shares. The consummation of the merger is subject to customary closing conditions, including the approval of our stockholders and the stockholders of ValueClick and the receipt of certain governmental approvals.

Be Free's Marketing Platform

    Be Free offers a marketing platform with hosted, easy-to-integrate services. Hosted services allow our customers to develop and deploy their online marketing programs more rapidly. Hosted services also dramatically reduce our customers' capital expenditures, systems maintenance costs, and human resources required to support alternative solutions.

    Be Free's marketing platform delivers the technological elements to enable our customers to build effective online partner marketing and site personalization programs including delivering, tracking, analyzing and personalizing online promotions, and compensating and communicating with online marketing partners.

Delivering Promotions

    We provide our customers with technology to manage and deliver promotions to their sites and to their marketing partners' sites. We support the delivery of a wide variety of promotion types, from plain text to rich media. Promotions are delivered in real-time and can be personalized based on a site visitor's anonymous profile, or selectively served to certain marketing partners.

Tracking Promotions

    We track when promotions are delivered, when site visitors click on the promotions that they see, and when they make a purchase as a result of those promotions. We tracked the delivery of nearly 12 billion promotions in the fourth quarter of 2001 and over 60 billion in 2001.

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

Communicating with Marketing Partners

    We provide our customers with the ability to communicate globally to all of their online marketing partners, or to address individual partners in a customized manner. The communication can be accomplished through e-mail or a secure Internet site that we maintain for our customers.

BFAST Partner Marketing Service

    Our BFAST partner marketing service allows our customers to manage and track a wide range of online marketing programs that they have established with their online marketing partners, including:

Affiliate Programs

    BFAST allows our customers to recruit, track and manage thousands of small, mid-sized and large marketing partners. Those marketing partners place specific customer promotions in context on their Internet sites. Be Free is the only hosted provider of affiliate marketing services that specializes in building customer-branded affiliate marketing programs. As a result of these customer-branded programs, our customers get the benefits of having their own affiliate programs, but avoid many of the associated costs of maintaining a program built internally. Other affiliate marketing companies provide their customers with a shared network of marketing partners. Customers with a "shared" network for affiliate marketing must share their marketing partners with all of the other online merchants of that shared program, even those other merchants that may be competitors.

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

Content Distribution Programs

    BFAST allows our content customers to distribute their content, or information, on their marketing partners' Internet sites. Our content customers can use these distribution programs to deliver headlines and summary information that direct users to their own site for additional information. To create an additional advertising mechanism, our customers can also use these programs to distribute more detailed information bundled with advertising.

Sponsorship Programs

    Our customers may use BFAST to track and analyze their sponsorship of the highest trafficked Internet sites. Sponsorships are typically premium marketing programs that require careful analysis and management to achieve maximum return on investment.

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

BSELECT Onsite Site Personalization Service

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

    In general, we enter into a standard service agreement that requires our BSELECT Onsite customers to pay us a one-time initialization and monthly performance fees, subject to minimum amounts. The performance fees are generally based the number of times an Internet site visitor clicks on a recommendation made by BSELECT Onsite.

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

    As part of our basic customer services, we provide integration services to new customers. We work with new customers to create reliable, automated data transfers between their databases and our databases. We teach our customers to use our technology effectively and efficiently. We provide business training to customers, which helps them better understand the business decisions that they face in launching their online marketing programs. We also offer regular refresher and training updates.

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

Enhanced Customer Services

    We provide optional, enhanced customer services to promote further success of our customers' partner marketing programs for additional fees. In general, our customers pay us for these optional, enhanced customer services based upon flat fees or the volume of related activity. These services include:

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

Marketing Partner Application Review

    We offer our customers a Marketing Partner Application Review service that facilitates the acceptance of prospective marketing partners into our customers' affiliate marketing programs in accordance with our customers' guidelines.

Marketing Partner Commission Payment

    We provide a Marketing Partner Payment service that provides for our printing and mailing of commission checks to our customers' marketing partners.

Sales and Marketing

    We have a direct sales force that targets leading businesses with online marketing channels. The direct sales force is assigned to different geographical regions and is supported by sales engineers. We maintain direct sales personnel in eight major metropolitan areas throughout the United States, as well as in London, England and Munich, Germany. We also have a telesales group, located in our Marlborough, Massachusetts headquarters, that targets small and mid-sized businesses with online marketing channels.

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

    Our systems currently reside in two data centers; one in Sterling, Virginia and one in Pittsburgh, Pennsylvania. Each data center has been designed with a layered architecture to yield significant benefits to our customers in performance, scalability, availability and reliability. Our software and databases run on multiple high-speed servers that are connected by high-capacity connections and are organized into multiple tiers. Each tier functions to address specific data storage and data traffic considerations to enhance reporting and real-time transactional performance. Each tier is composed of multiple connected servers performing similar tasks, each of which has its own power supply. If a server fails, that server's tasks are automatically reassigned to another running computer. In addition, identical data is also stored in various locations. The redundant design enhances the ability of the system to tolerate the failure of an individual server or failures in system storage without the loss of data or the ability of the computers to give our customers real-time operating capability.

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

    Although our systems are designed to enhance reliability, system and communication failures have caused both delays and cessation of services. We have taken additional steps designed to decrease the likelihood of future outages. These steps include installing additional server and storage hardware, and adding an additional level of redundancy to all tiers of our system architecture. Our development team has modified our software to make it more functional upon hardware failure. Even with these improvements, there can be no assurance that our services will not be interrupted in the future.

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

    For the provision of affiliate marketing solutions, we compete with internally-developed affiliate marketing solutions and multi-merchant, "shared" affiliate marketing program providers, including Commission Junction, Linkshare, Performix and Trade Doubler--all privately held companies.

    For the provision of site personalization solutions, we compete with companies such as Net Perceptions. Net Perceptions, a public company, provides an enterprise software solution.

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

    We seek to compete against banner advertising companies by offering broader services and the ability to track promotional efforts through to resulting sales rather than merely to the number of times a promotion is viewed.

Employees

    As of December 31, 2001, we had a total of 165 employees, 47 of whom were in sales and marketing, 46 in client services, 50 in development and engineering and 22 in finance and administration. Sales and marketing employees include salespeople, sales administration personnel, product marketing and marketing communications personnel. From time to time we also employ independent contractors to supplement our development staff. Our employees are not represented by a labor union and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

    Our headquarters are located in Marlborough, Massachusetts, where we occupy approximately 35,700 square feet under a lease that expires in October 2004. Our development and engineering group is located in Pittsburgh, Pennsylvania, where we lease approximately 24,000 square feet of office space under leases that expire in April 2005. Our European headquarters are located in Windsor, England, where we lease approximately 11,000 square feet of office space under a lease that expires in November 2008. In addition, we lease space in three cities for sales, marketing and services. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    Be Free is subject to legal proceedings and claims that arise in the ordinary course of business. Be Free does not believe that the outcome of any of those matters will have a material adverse effect on Be Free's consolidated financial position, operating results or cash flows.

    On November 30, 2001, a class action lawsuit was filed in the Southern District of New York naming as defendants the Company, the managing underwriters of the Company's initial public offering (the "IPO"), and the following officers and former officers of the Company: Gordon B. Hoffstein, Samuel P. Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph. The complaint is captioned Saul Kassin v. Be Free, Inc., et al., 01-CV-10827. The complaint alleges, in part, that the Company's IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. The Company has not yet formally responded to the allegations. The Company believes that the claims against the Company and the individual directors and officers named in the lawsuit are without merit and intends to defend such claims vigorously. As this case is at an early stage, it is not possible to express an opinion as to its final outcome or estimate the amount of a probable loss, if any, that might result.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our stockholders in the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Be Free effected its initial public offering of its Common Stock on November 3, 1999 at a price of $6.00 per share as adjusted for the stock split described below. As of February 28, 2002, there were approximately 451 holders of record of Be Free Common Stock. Be Free Common Stock is listed for quotation on the Nasdaq National Market under the symbol "BFRE". The following table sets forth the high and low sales prices for our Common Stock as reported by the Nasdaq National Market for the years 2000 and 2001. All share amounts for all periods presented have been restated to reflect the Common Stock split on March 8, 2000 effected as a 100% stock dividend.

                                                Price Range of
                                                 Common Stock
                                                --------------
                                                 High    Low
                                                ------  ------
                  Year Ended December 31, 2000:
                  Quarter ender March 31....... $60.88  $22.00
                  Quarter ended June 30........  22.00    6.63
                  Quarter ended September 30...  10.00    3.38
                  Quarter ended December 31....   5.31    1.63
                  Year Ended December 31, 2001:
                  Quarter ender March 31....... $ 3.38  $ 0.75
                  Quarter ended June 30........   1.80    0.94
                  Quarter ended September 30...   1.88    1.02
                  Quarter ended December 31....   2.28    1.26

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the five years in the period ended December 31, 2001. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. The historical results presented herein are not necessarily indicative of future results.

                                                                                    Year Ended December 31,
                                                                        -----------------------------------------------
                                                                          2001        2000       1999      1998      1997
                                                                        ---------   --------   --------   -------   -------
Statement of Operations Data:                                                (In thousands, except per share data)
Revenue................................................................ $  23,414   $ 19,685   $  5,329   $ 1,327   $   276
Operating expenses:
  Network costs........................................................     5,297      3,627        845       424       273
  Sales and marketing (exclusive of equity related compensation of
   $751, $588, $525, $56 and $0, respectively).........................    15,515     17,873      9,329     1,154       180
  Client services (exclusive of equity related compensation of
   $130, $156, $238, $14 and $0, respectively).........................     6,589      6,918      3,474       300        --
  Development and engineering (exclusive of equity related
   compensation of $283, $197, $146, $1,865 and $0, respectively)......    10,466     10,540      4,767       729       426
  General and administrative (exclusive of equity related compensation
   of $1,122, $718, $1,033, $450 and $0, respectively).................     8,567      6,374      2,824       875       332
  Equity related compensation..........................................     2,286      1,659      1,942     2,385        --
  Restructuring charges................................................     5,050         --         --        --        --
  Intangible amortization, merger related expenses and charge for
   the impairment of assets............................................   118,393     46,482         --        --        --
                                                                        ---------   --------   --------   -------   -------
  Total operating expenses.............................................   172,163     93,473     23,181     5,867     1,211
                                                                        ---------   --------   --------   -------   -------
Operating loss.........................................................  (148,749)   (73,788)   (17,852)   (4,540)     (935)
Interest income (expense), net.........................................     6,734      8,876        348      (224)      (99)
                                                                        ---------   --------   --------   -------   -------
Net loss before extraordinary item.....................................  (142,015)   (64,912)   (17,504)   (4,764)   (1,034)
Extraordinary item--loss on early extinguishment of debt...............        --         --       (330)       --        --
                                                                        ---------   --------   --------   -------   -------
Net loss...............................................................  (142,015)   (64,912)   (17,834)   (4,764)   (1,034)
Accretion of preferred stock to redemption value.......................        --         --     (1,517)     (130)       --
                                                                        ---------   --------   --------   -------   -------
Net loss attributable to common stockholders........................... $(142,015)  $(64,912)  $(19,351)  $(4,894)  $(1,034)
                                                                        =========   ========   ========   =======   =======
Basic and diluted net loss per share (1)............................... $   (2.22)  $  (1.07)  $  (1.02)  $ (0.31)  $ (0.04)
Shares used in computing basic and diluted net loss per share (1)......    64,086     60,759     18,951    16,018    27,139
                                                                                       As of December 31,
                                                                        -----------------------------------------------
                                                                          2001        2000       1999      1998      1997
                                                                        ---------   --------   --------   -------   -------
Balance Sheet Data:                                                                      (In thousands)
Cash, cash equivalents and marketable securities....................... $ 133,146   $153,881   $ 79,692   $ 4,327   $    76
Working capital (deficit)..............................................   131,405    147,941     68,579     3,422      (502)
Total assets...........................................................   156,096    300,375     90,837     5,971       254
Long-term debt, net of current portion.................................       604      2,781      2,507     4,949       333
Convertible preferred stock............................................        --         --         --     8,786        --
Total stockholders' equity (deficit)...................................   145,969    286,957     82,561    (9,496)   (1,897)

--------
(1) All share and per share amounts for all periods presented have been restated to reflect the Common Stock split on March 8, 2000, effected as a 100% stock dividend.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                     OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

    The forward-looking information set forth in this Annual Report on Form 10-K is as of March 22, 2002, and we undertake no duty to update this information. Should events occur subsequent to March 22, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Factors That May Affect Future Results" beginning on page 22 of this Form 10-K.

Overview

    We provide a marketing platform that enables our customers to attract, convert and retain online customers easily and cost effectively. Our marketing platform delivers technology and services including delivering, tracking, analyzing and personalizing online promotions, and compensating and communicating with online marketing partners. Our hosted solution is designed to increase our customers' online sales or traffic and to decrease their cost of customer acquisition.

    We were originally incorporated in January 1996. Initially, we provided customized software development and support services for automating marketing programs. We later changed our focus to online marketing services.

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

    In the third quarter of 2000, we introduced our site personalization service, BSELECT Onsite. In general, we enter into a standard service agreement that requires our BSELECT Onsite customers to pay us a one-time initialization fee and monthly or quarterly service fees. The BSELECT Onsite service fees are generally based on the volume of click-throughs generated by personalized promotions served to our customers' Internet sites, subject to minimum levels.

    We have incurred significant net losses and negative cash flows from operations since the commencement of our online marketing business, and as of December 31, 2001 we had an accumulated deficit of approximately $231.9 million. We had net losses of approximately $142.0 million, $64.9 million and $17.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. These losses have been funded primarily through the private issuance of preferred stock, public offerings of our Common Stock and borrowings. We raised net proceeds of $70.6 million and $104.7 million during our public offerings in November 1999 and in March 2000, respectively.

    On February 29, 2000, we acquired TriVida Corporation in exchange for 2,912,996 shares of our Common Stock, net of an escrow claim of 20,280 shares. In addition, we assumed options to purchase 566,592 shares of our Common Stock in this merger. The purchase price of $164.7 million was allocated to $0.3 million of net liabilities and $165.1 million of intangible assets, including goodwill. We also incurred additional expenses totaling approximately $0.6 million in 2000 primarily relating to employee severance and other restructuring charges in connection with the integration of TriVida. (See discussion below relating to intangible amortization, merger related expenses and charge for impairment of assets.)

    On March 10, 2002, we entered into a merger agreement with ValueClick, Inc. Pursuant to the merger agreement, we will be merged with, and become a wholly-owned subsidiary of ValueClick. Upon consummation of the merger, each outstanding share of our Common Stock will be converted into the right to receive 0.65882 shares of common stock of ValueClick. In the aggregate, ValueClick will issue approximately 43.4 million shares of its common stock in exchange for our outstanding securities. Upon consummation of the merger, our stockholders will own approximately 45% of the combined company's outstanding shares. The consummation of the merger is subject to customary closing conditions, including the approval of our stockholders and the stockholders of ValueClick and the receipt of certain governmental approvals.

Critical Accounting Policies And Estimates

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, investments, intangible assets, restructuring, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and/or conditions.

    We believe the following accounting policies are critical to our results of operations and include our more significant judgments and estimates used in the preparation of the consolidated financial statements:

    .   revenue recognition;

    .   estimating the allowance for doubtful accounts; and

    .   valuation of long-lived and intangible assets.

Revenue recognition

    We derive our revenue from providing online marketing services to customers. Customer contracts generally provide for a one-time integration or initialization fee and monthly or quarterly service fees. For our commerce customers, the service fees are generally based on either a percentage of the sales generated or on the number of transactions or orders generated by their marketing partners, subject to minimum levels. For our content customers, the service fees are generally based on the volume of click-throughs generated by their marketing partners, subject to minimum levels. We also offer optional, enhanced customer services, such as outsourced program management, marketing partner support and development, marketing partner application review and marketing partner commission payment services for additional fees.

    We recognize revenue consistent with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). Under SAB No. 101, we recognize revenue when a contract has been signed, services have been rendered, the related fee is fixed and determinable and collection of the fee is reasonably assured. We recognize integration and initialization fees ratably over the expected life of the customer relationship. Service revenue is recognized in the period earned based on the minimum level specified in the contract or, when the transaction volume exceeds the minimum level for that period, based on transaction volume. Revenue for enhanced customer services is recognized when delivered based upon the related underlying activity.

    Revenue is deferred when collection is not reasonably assured. On an on-going basis, we perform detailed analyses and monitor individual customer accounts to evaluate collectibility. When we identify a customer with a collection risk, we defer the related revenue until collection is reasonably assured.

Allowance for doubtful accounts

    Our accounts receivable are reduced by an allowance for amounts for which collectibility is doubtful. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2.7 million, net of allowance for doubtful accounts of $0.8 million as of December 31, 2001. The estimates that we use to calculate the allowance for doubtful accounts may not properly reflect bad debt exposure.

Valuation of long-lived and intangible assets

    Intangibles and other long-lived assets are amortized over their estimated useful lives. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," we periodically review long-lived assets, including intangible assets resulting from acquisitions, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, our market capitalization compared to our book value per share, the overall business climate and current estimates for expected operating results of acquired businesses.

    Based on our analyses in 2001, we decided that the technology obtained through the acquisition of TriVida would no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market and customer feedback as well as other business factors considered. As a result of these analyses, we recorded an impairment charge during the first quarter of 2001, totaling $102.7 million, which represented the excess of the carrying amount of the TriVida assets over the estimated discounted cash flows. Our intangible asset balance was $3.0 million, net of accumulated amortization of $61.5 million as of December 31, 2001. The remaining carrying amount of the assets will be amortized over their remaining useful lives.

    In future periods, our evaluations may result in all or a portion of the intangible and other long-lived assets being written-off.

Results of Operations

Revenue

    Through December 31, 2001, revenue included BFAST integration and BSELECT Onsite initialization, monthly service and enhanced optional customer service fees.

    Revenue increased 19% to $23.4 million in 2001 from $19.7 million in 2000. The increase is attributable to a shift in our customer base from primarily smaller Internet retail businesses to larger brick and mortar companies doing business online. As compared to our previous customer base, these companies generally have larger online programs, utilize more of our services and, consequently, generate greater revenues. Although our customer base decreased by 30%, to 249 customers at the end of 2001 from 358 at the end of the prior year, the average annual revenue per customer increased 71%, to $94,032 per customer in 2001 from $54,986 in 2000. In addition, we recorded $0.5 million of incremental revenue as a result of our implementing a new automated billing system during the fourth quarter of 2001 that allows us to recognize all revenue in the quarter that it was earned. Previously, we recognized transaction-based revenue above minimum levels one month in arrears. Thus, in the fourth quarter of 2001, we recognized one additional month of transaction-based revenue as revenue in the fourth quarter of 2001.

    Revenue increased 269% to $19.7 million in 2000 from $5.3 million in 1999. The increase was attributable to the addition of 194 customers, greater revenue from existing customers as a result of more customers exceeding minimum levels, increases in the minimum BFAST service level, and new enhanced customer service offerings.

    On an on-going basis, we perform detailed analyses and monitor individual customer accounts to evaluate collectibility. When we identify a customer with a collection risk, we defer the related revenue until the collection of cash. We did not incur any significant accounts receivable write-offs during 2001, 2000 or 1999.

Network Costs

    To better define our component costs, we renamed the Cost of revenue line item in the consolidated statements of operations to Network costs during the first quarter of 2001. Network costs consist of expenses related to the operation of our hosting services. These expenses primarily include depreciation and operating lease expense for systems and storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

    Network costs increased 46% to $5.3 million in 2001 from $3.6 million in 2000. This increase is attributable to higher depreciation, equipment lease and data center facilities expenses associated with the addition of systems and data storage equipment at our Jersey City, New Jersey data center and the addition of a second data center in Sterling, Virginia in the fourth quarter of 2000. These investments were made to enable us to increase capacity and redundancy and to accommodate anticipated growth in the activity level of our customers. As part of our restructuring plans, we consolidated data centers in 2001 and currently have data centers in only two locations; Sterling, Virginia and Pittsburgh, Pennsylvania.

    Network costs increased 329% to $3.6 million in 2000 from $0.8 million in 1999. This increase was due to higher depreciation, equipment lease and data center facilities expenses associated with the addition of data centers in London, England and El Segundo, California, and additional servers and data storage equipment in order to meet the growth in our customer base.

Sales and Marketing Expenses

    Sales and marketing expenses consist principally of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

    Sales and marketing expenses decreased 13% to $15.5 million in 2001 from $17.9 million in 2000. The decrease is primarily attributable to a reduction of 49 employees in the sales and marketing areas resulting in cost savings of $1.4 million. Further cost savings of $1.0 million are attributable to reduced spending for advertising, marketing partner recruitment, direct mail, trade shows, public relations and market research.

    Sales and marketing expenses increased 92% to $17.9 million in 2000 from $9.3 million in 1999. The increase was primarily attributable to the addition of 29 direct sales and telesales employees and related expenses of approximately $6.1 million. Further contributing to the increase were costs of $0.8 million related to a recruitment program to assist customers in attracting marketing partners, incremental general marketing spending of $0.4 million and additional spending in marketing research of $0.3 million.

Client Services Expenses

    Client services expenses primarily relate to the cost of assisting our customers in managing their relationships with marketing partners, as well as providing BFAST integration and BSELECT Onsite initialization, training and technical support to our customers. These services are designed to increase the success of our customers' performance marketing sales channels and their overall satisfaction with our services by providing best practices techniques, marketing partner sales channel analysis, training and technical assistance. We also provide similar services to our customers' marketing partners on an optional basis for additional fees.

    Client services expenses decreased 5% to $6.6 million in 2001 from $6.9 million in 2000. The decrease is attributable to a reduction of 25 employees resulting in a cost savings of $0.9 million, which was partially offset by an increase of $0.5 million in costs related to our Outsourced Program Management service which includes marketing program planning, support and management for our customers.

    Client services expense increased 99% to $6.9 million in 2000 from $3.5 million in 1999. The increase was the result of adding 23 employees to the client services group to support the growth in the customer base and to provide additional services to our customers.

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

    Development and engineering expenses totaled $10.5 million in each of 2001 and 2000. These expenses decreased in 2001 by $1.3 million relating to the reduction of 36 employees. This decrease was offset by an increase in non-capitalizable software development costs of $0.9 million and an increase hardware and software maintenance costs related to additional development equipment of $0.5 million.

    Development and engineering expenses increased 121% to $10.5 million in 2000 from $4.8 million in 1999. The increase was primarily due to the addition of 41 employees, which included employees assumed in the acquisition of TriVida, which resulted in increased personnel and related costs of $3.3 million.

General and Administrative Expenses

    General and administrative expenses principally consist of payroll and related costs and professional fees related to our general management, finance and human resource functions.

    General and administrative expenses increased 34% to $8.6 million in 2001 from $6.4 million in 2000. The increase is attributable to additional expenses relating to merger and acquisition planning and other investment banking and legal services of $1.3 million, an increase in the cost of directors and officers insurance of $0.3 million, an increase in franchise and other non-income taxes of $0.3 million.

    General and administrative expenses increased 126% to $6.4 million in 2000 from $2.8 million in 1999. The increase was due to the addition of 19 employees resulting in personnel costs of $1.3 million. Also contributing to the increase was approximately $1.0 million in increased professional service fees relating to legal and investor relations associated with domestic and international growth during 2000. Additionally, we increased our allowance for doubtful accounts in connection with our on-going review of outstanding receivables by $0.6 million.

Equity Related Compensation Expenses

    Equity related compensation expenses are non-cash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of the options or stock on the date of the option grant or stock purchase, as determined for financial reporting purposes. These expenses are recorded over the vesting period of the applicable option or stock award. These expenses also include the fair value of options granted to consultants as of the date of grant, as determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion 25 and Statement of Financial Accounting Standards
123. Equity related compensation expenses were $2.3 million in 2001, $1.7 million in 2000 and $1.9 million in 1999.

    On January 1, 2001, we issued 875,306 shares of restricted stock to non-officer employees who had previously requested to participate in a Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options issued under Be Free's 1998 Stock Incentive Plan for one share of restricted stock with a purchase price of $0.01 per share. The first 25% of the restricted stock purchased vests 15 months from the original stock option grant date. An additional 25% vests each year after the first vest date, for a period of three years. In connection with the Program, the Company recorded unearned compensation for restricted stock granted to employees below fair value of $1.9 million. The Company will recognize this compensation expense over the vesting period of the restricted stock, which is based on the remaining vesting period of the cancelled options. During 2001, the balance of the unearned compensation was reduced by $0.7 million associated with the departure of employees with unvested shares of restricted stock that were repurchased by the Company.

Restructuring Charges

    Throughout 2001, in response to a reduction in our customer base and longer than anticipated sales cycles, our management executed plans to restructure several areas of the company. The restructuring included the termination of a total of 118 employees, representing approximately 41% of the total workforce, the consolidation of certain office space and a non-cash write-off of excess and idle equipment. As a result, we recorded restructuring charges totaling $5.1 million during the year.

    The restructuring charge comprises cash charges totaling $3.0 million, including severance costs for terminated employees of $1.8 million, a charge for future lease payments for unutilized office space of $0.9 million and other restructuring costs of $0.3 million. At December 31, 2001, $2.1 million of the cash charges had been paid. We expect the remaining $0.9 million, principally relating to future lease payments for unutilized office space, to be paid over the next three years. We also recognized a non-cash write-off of excess and idle equipment and leasehold improvements on unutilized office space of $2.1 million.

Intangible Amortization, Merger Related Expenses And Charge For Impairment Of Assets

    Amortization, merger related expenses and impairment charges increased 155% to $118.4 million in 2001 from $46.5 million in 2000. During 2001, these expenses include amortization expense of intangible assets of $15.7 million and an impairment charge of $102.7 million. During 2000, these expenses included one-time acquisition related costs of $0.6 million, primarily for employee severance, and amortization expense related to the intangible assets acquired of $45.9 million. We did not record any amortization or merger related costs in 1999.

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", we review goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, our market capitalization compared to our book value per share, the overall business climate and current estimates for expected operating results of acquired businesses. Based on our assessment at March 31, 2001, we decided that the technology obtained through the acquisition of TriVida would no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market and customer feedback as well as other business factors considered. As a result of this decision and a review of the other factors, we concluded that an impairment assessment was required for the long-lived assets of TriVida as of March 31, 2001.

    We grouped all long-lived assets for TriVida, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks involved. As a result of this analysis, we recorded an impairment charge in the three months ended March 31, 2001, totaling $102.7 million, which represented the excess of the carrying amount of the TriVida assets over the estimated discounted cash flows. This charge resulted in a write-off of the balance of goodwill of $70.3 million, an impairment of other intangible assets of $30.3 million and an impairment of other long-lived assets of $2.1 million. The remaining carrying amount of the assets will be amortized over their remaining useful lives.

Interest Income (Expense), Net

    Interest income (expense), net consists of interest income earned on our cash and marketable securities balances partially offset by interest expense on our borrowings.

    Net interest income decreased 24% to $6.7 million in 2001 from $8.9 million in 2000. Net interest income of $6.7 million in 2001 resulted from $7.1 million of interest income and $0.4 million of interest expense. Net interest income of $8.9 million in 2000 resulted from interest income of $9.4 million and interest expense of $0.5 million. The decrease in interest income was the result of a decrease in cash, cash equivalents and marketable securities and a decrease in the yield on our portfolio due to decreases in overall interest rates. Net interest income of $0.3 million was recognized in 1999. Interest income of $1.3 million in 1999 from the investment of a portion of the proceeds from our initial public offering was partially offset by interest expense of $0.9 million relating to debt obligations.

Extraordinary Item

    The balance of deferred financing costs of $0.3 million associated with a $5.0 million subordinated debt financing resulted in an extraordinary loss upon the early extinguishment of the debt in 1999. We did not record any extraordinary items in 2001 or 2000.

Liquidity and Capital Resources

    Cash and cash equivalents and marketable securities decreased 14% to $133.1 million at December 31, 2001 from $153.9 million at December 31, 2000. In 2001, cash and cash equivalents increased by $31.5 million and marketable securities decreased by $52.2 million. This reflects our treasury strategy to invest excess cash, obtained primarily through our public offerings, in high credit quality commercial papers and government obligations with a shorter maturity.

    In 2000, cash and cash equivalents and marketable securities increased 93% to $153.9 million from $79.7 million at December 31, 1999. In 2000, cash and cash equivalents decreased by $31.4 million and marketable securities increased by $105.6 million. This reflects our treasury strategy to invest excess cash obtained primarily through our public offerings, in marketable securities which yield a higher return than cash and cash equivalents.

    Cash used in operating activities was $12.4 million in 2001. The cash use resulted from a net loss of $142.0 million, which included non-cash charges totaling $129.4 million. These non-cash charges included an impairment charge for long-lived assets of $102.7 million, depreciation and amortization of $21.4 million, impairment of excess and idle equipment of $2.1 million, equity related compensation of $2.3 million and restructuring costs of $0.8 million. In addition, the cash use resulted from a decrease in accounts payable of $0.6 million and a decrease in accrued expenses of $0.7 million, which were partially offset by cash provided by a decrease in accounts receivable of $1.0 million. The decreases in accounts payable and accrued expenses are attributable to the overall decrease in spending as a result of our restructuring actions and cost containment programs. The decrease in accounts receivable is a result of our cash collection efforts resulting in an overall improvement in the aging of accounts receivable.

    In 2000, cash used in operating activities was $18.9 million. The use of cash resulted from our net loss of $64.9 million, which included non-cash charges totaling $52.7 million. These non-cash charges included depreciation and amortization of $50.5 million and equity related compensation of $1.7 million and provisions for doubtful accounts of $0.6 million. In addition, the cash use resulted from an increase in accounts receivable of $3.6 million, a cash use for accounts payable totaling $1.8 million and an increase of other assets of $2.8 million. The increase in accounts receivable was attributable to the growth in our customer base and longer payment cycles of some of our customers. The use of cash resulting from the increase in other assets is primarily attributable to interest receivable from investments in marketable securities. The cash used in accounts payable was primarily due to the payment of liabilities assumed in the acquisition of TriVida, offset by timing differences in vendor payments. These amounts were partially offset by cash provided from the increase in accrued expenses of approximately $1.1 million primarily resulting from timing differences in the processing of the payment of our merchants' partner commissions which were made subsequent to December 31, 2000.

    Cash provided by investing activities was $47.8 million in 2001. Purchases and sales of marketable securities in 2001 totaled $161.3 million and $213.5 million, respectively. Capital expenditures totaled $4.4 million in 2001. These capital expenditures were largely related to the purchase of additional system and storage equipment for our data centers.

    In 2000, cash used by investing activities was $117.2 million. Purchases and sales of marketable securities totaled $268.9 million and $163.8 million, respectively. Capital expenditures of $8.6 million were largely related to additional system and storage equipment.

    Cash used in financing activities was $3.9 million in 2001. The cash use is attributable to the payment of our capital lease obligations of $2.7 million and repurchases of 1.3 million shares of our Common Stock under the stock buy back program totaling $1.8 million. This was partially offset by the cash provided by the exercise of stock options and the proceeds from the Employee Stock Purchase Plan of $0.2 million and $0.3 million, respectively.

    In 2000, cash provided by financing activities was $104.7 million. This cash was primarily provided through the issuance of Common Stock in our secondary offering in exchange for net proceeds of $104.7 million. In addition, cash provided by the issuance of Common Stock in connection with our Employee Stock Purchase Plan and the exercise of options and warrants totaled $1.7 million and payments from stockholders on notes receivable were $0.1 million. These amounts were partially offset by payments on capital lease arrangements totaling $1.8 million.

    In April 2001, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our Common Stock. Purchases were authorized to be made throughout the remainder of 2001 in the open market or in privately negotiated transactions depending on market conditions. Shares acquired would be available for use under our employee stock plans and for other corporate purposes. This program expired on December 31, 2001. At December 31, 2001, we had repurchased 1,328,500 shares of our Common Stock for an aggregate of $1.8 million.

    The following table provides information related to our contractual cash obligations under various financial and commercial agreements as of December 31, 2001:

                                               Payments Due by Period
                                    --------------------------------------------
Contractual Obligations              2002   2003   2004  2005 Thereafter  Total
-----------------------             ------ ------ ------ ---- ---------- -------
Capital lease obligations.......... $2,236 $  621 $   -- $ --   $   --   $ 2,857
Operating lease obligations........  2,775  1,914  1,409  516    1,091     7,705
Other long-term obligations (1)....     --    275    204   --       --       479
                                    ------ ------ ------ ----   ------   -------
 Total contractual cash obligations $5,011 $2,810 $1,613 $516   $1,091   $11,041
                                    ====== ====== ====== ====   ======   =======

--------
(1) These amounts represent future lease payments for unutilized office space included in our restructuring charge.

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

Selected Quarterly Financial Data (unaudited)

                                           Quarter Ended
                       ----------------------------------------------------
                        March 31,   June 30,   September 30,   December 31,
                          2001        2001         2001            2001
                       ----------  ---------  --------------  -------------
                               (In thousands, except per share data)
    Revenue........... $    5,422  $   5,525  $        5,999  $       6,468
    Net loss..........   (124,127)    (7,706)         (6,439)        (3,743)
    Net loss per share      (1.94)     (0.12)          (0.10)         (0.06)

                                           Quarter Ended
                       ----------------------------------------------------
                        March 31,   June 30,   September 30,   December 31,
                          2000        2000         2000            2000
                       ----------  ---------  --------------  -------------
                               (In thousands, except per share data)
    Revenue........... $    3,629  $   4,320  $        5,330  $       6,406
    Net loss..........     (9,344)   (19,118)        (18,230)       (18,220)
    Net loss per share      (0.17)     (0.31)          (0.29)         (0.29)

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and we will adopt SFAS No. 142 as required, in the year ending December 31, 2002. The impact of SFAS No. 141 and SFAS No. 142 on our financial statements has not yet been determined.

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

We have entered into a merger agreement that may be difficult to integrate and may divert management attention.

    We have entered into a merger agreement with ValueClick, Inc. Management has spent time evaluating this business combination in the past and expects to devote considerable effort to completing the transaction. Mergers such as the one anticipated are typically accompanied by a number of risks, including difficulties integrating operations and personnel, potential disruption of ongoing business, potential distraction of management, potential revenue declines as a result of customer uncertainty, potential loss of employees in anticipation of the uncertainties of integration, expenses related to the merger and potential unknown liabilities associated with combined businesses. We may incur substantial expenses and devote significant management time and resources in seeking to complete the proposed merger that ultimately may not generate benefits for us. If we are not successful in completing the merger, we may be required to pay a termination fee of $5.1 million and a reimbursement of ValueClick expenses of $1.3 million and we may be required to reevaluate our growth strategy.

Our limited operating history makes the evaluation of our business and prospects difficult.

    We introduced our first online marketing services and recorded our first revenue from these services in the third quarter of 1997 and the market for these services is still evolving. Accordingly, you have limited information about our company with which to evaluate our business, strategies and performance and an investment in our Common Stock. Before buying our Common Stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and evolving markets, particularly those companies whose business depends on the Internet.

We have a history of losses and expect future losses.

    Our accumulated deficit as of December 31, 2001 was $231.9 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. We also expect to experience negative operating cash flow for the near future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. We will need to generate significant additional revenue to achieve profitability. The near-term economic outlook is very uncertain, especially in light of recent terrorist activities and the current and expected future responses to such activities. As a result, the level of commerce, including amounts conducted over the Internet, may be materially and adversely affected which would materially and adversely affect our revenue and profitability. Continued economic slowdown could cause companies to defer or reduce expenditures on online marketing programs, which could materially and adversely affect our revenue and profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Agreements with our customers are not always long-term which could result in customer loss.

    We provide services to our customers pursuant to contracts, many of which are not long-term. As a result, many of our customers are not bound to use our services for an extended period of time. If customers choose not to continue to use our services, we may have difficulty replacing departing customers with new customers in a timely or effective manner. If we fail to develop and sustain long-term relationships with our customers, our business would be materially harmed.

If the Internet fails to grow as an advertising, marketing and sales medium, our future revenue and business prospects would be materially and adversely affected.

    Our future revenue and business prospects depend in part on a significant increase in the use of the Internet as an advertising, marketing and sales medium. Internet advertising and marketing is new and rapidly evolving, and it cannot yet be compared with traditional advertising media or marketing programs to gauge its effectiveness.

    As a result, demand for, and market acceptance of Internet advertising and marketing solutions are uncertain. Further, the Internet is still emerging as a significant channel for selling goods and services to consumers. Our business and prospects will be materially and adversely affected if the Internet does not become further accepted as an advertising and marketing medium or if consumers do not increasingly purchase goods and services online. The adoption of Internet advertising and marketing services, particularly by entities that have historically relied upon more traditional methods, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising and marketing to be less effective for meeting their business needs than other methods of advertising and marketing.

Because our business model is new and unproven, we do not know if we will generate significant revenue on a sustained basis or achieve profitability.

    Substantially all of our revenue is derived from a new business model. Our revenue depends on whether the online marketing that we facilitate generates sales or traffic for our customers. In contrast, others earn fees based merely on placing online advertisements for customers. Our customers' marketing partners may not generate substantial volumes of sales or traffic for our customers. Similarly, our customers' product and service offerings may not be sufficient to attract or retain their marketing partners. In these situations, we may lose revenue and, ultimately, customers. Our business also requires that we have access to our customers' internal catalog, transactional and fulfillment systems to track, store and analyze sales and traffic data. If customers regard this information as too sensitive to share with us, we may lose customers or businesses might forgo our marketing services entirely. In addition, because the provision of our services requires us to provide a connection to the Internet sites of our customers and their marketing partners, we may be perceived as being associated with the content of these Internet sites and could face potential liability for defamatory or other materials displayed on such sites. As a result, we could experience a loss of customers or reputational harm. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of customers and market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, results of operations and financial condition and cash flows will be materially and adversely affected.

System disruptions and failures may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation and business.

    The continued and uninterrupted performance of the computer systems used by us, our customers and their marketing partners is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them. These failures could affect our ability to deliver and track promotions quickly and accurately to the targeted audience and deliver reports to our customers and their marketing partners. Sustained or repeated system failures would reduce the attractiveness of our services significantly. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and similar unexpected adverse events. In addition, interruptions in our services could result from the failure of telecommunications providers to provide the necessary data communications capacity in the time required. Despite our efforts to implement network security measures, our systems are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. We do not carry enough business interruption insurance to compensate for any significant losses that may occur as a result of any of these events. Further, because our systems interact with the systems of our customers and their marketing partners, any such interruptions to their systems would also affect our ability to provide our services to them, which could result in customer dissatisfaction or customer loss.

    We have experienced systems outages and denial of service interruptions in the past, during which we were unable to route transactions to our customers from their marketing partners or provide reports. We expect to experience additional outages in the future. To date, these outages have not had a material adverse effect on us. However, in the future, a prolonged system-wide outage or frequent outages could cause harm to our reputation and could cause our customers or their marketing partners to make claims against us for damages allegedly resulting from an outage or interruption. The expansion of our existing data centers and the opening of additional data centers may not eliminate systems outages or prevent the loss of sales when system outages occur. Any damage or failure that interrupts or delays our operations could result in material harm to our business and expose us to material liabilities.

Intense competition in our markets may reduce the number of our customers and the pricing of our services.

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

We may become exposed to liability or involved in litigation that may adversely affect us.

    Because the provision of our services requires us to provide a connection to the Internet sites of our customers and their marketing partners, we may be exposed to liability for information displayed on our customer's Internet sites or within their marketing partners' Internet sites. We may also become involved in litigation, administrative proceedings and governmental proceedings and could be exposed to liability for such matters or for other matters in the ordinary course of business. Litigation and involvement in such proceedings can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. In addition, any litigation or imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on our reputation and our business and financial condition, operating results and cash flows.

Any breach of our system's security measures that results in the release of confidential customer data could cause customer dissatisfaction, customer loss, or both and expose us to lawsuits.

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

If our system produces inaccurate information, we may experience customer dissatisfaction, customer loss, or both and be exposed to lawsuits.

    Software defects or inaccurate data may cause incorrect recording, reporting or display of information to our customers, their marketing partners or both. Inaccurate information could cause our customers to over-pay or under-pay their marketing partners. As a result, we could be held liable for any damages incurred by our customers or their marketing partners. In addition, we provide an optional payment service for our customers. Software defects and inaccurate data may cause us to send payments to the wrong party, in the wrong amounts, or on an untimely basis, any of which could cause liability for us, lead to customer dissatisfaction, or both. Our services depend on complex software that we have internally developed or licensed from third parties. Software often contains defects, particularly when first introduced or when new versions are released, which can adversely affect performance or result in inaccurate data. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. In addition, our services depend on our customers and their marketing partners supplying us with data regarding contacts, performance and sales. If we are provided with erroneous or incomplete data, we may produce inaccurate information. Although such inaccuracies may be neither our fault or responsibility, we may still experience customer dissatisfaction or loss as a result.

To be competitive, we must continue to develop new and enhanced services, and our failure to do so may adversely affect our prospects.

    Our market is characterized by rapid technological change, frequent new service introductions, change in customer requirements and evolving industry standards. The introduction of services embodying new technologies and the emergence of new industry standards could render our existing services obsolete. Our revenue growth depends upon our ability to introduce or develop a variety of new services and service enhancements to address the increasingly sophisticated needs of our customers. We have experienced delays in releasing new services and service enhancements and may experience similar delays in the future. To date, these delays have not had a material effect on our business. If we experience material delays in introducing new services and enhancements, customers may forgo purchasing or renewing our services and purchase those of our competitors.

If government regulations and legal uncertainties related to doing business on the Internet cause a decline in e-commerce and Internet advertising and marketing, our business and prospects could be materially and adversely affected.

    Laws and regulations directly applicable to Internet communications, commerce, marketing and privacy are becoming more prevalent. The United States Congress has enacted Internet laws regarding children's privacy, copyrights and taxation. The United States and the European Union recently enacted privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt additional legislation or regulatory requirements covering issues such as user privacy, pricing, content, taxation and quality of products and services, among other items. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. To date, these regulations have not materially restricted the use of our services or our business growth.

If privacy concerns cause a significant number of Internet users to avoid Internet sites that track behavioral information, opt-out of online profiling or use software to prevent online profiling, our business prospects could decline materially.

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

If we fail to protect our intellectual property rights, our business and prospects could be materially and adversely affected.

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

If we infringe upon the intellectual property rights of others, we could be exposed to significant liability.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of two years or less. An increase or decrease in interest rates of 100 to 200 basis points would not materially affect the fair value of our investment portfolio as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements which appears on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors and executive officers, and their respective ages and positions as of March 8, 2002, are set forth below:

        Name          Age                                 Position
        ----          ---                                 --------
Gordon B. Hoffstein.. 49  President, Chief Executive Officer and Chairman of the Board of Directors
Samuel P. Gerace, Jr. 38  Executive Vice President, Chief Technology Officer and Director
Stephen M. Joseph.... 43  Executive Vice President, Chief Financial Officer and Treasurer
W. Blair Heavey...... 39  Executive Vice President, Sales and Marketing
Steven D. Pike....... 48  Executive Vice President, Client Services
Kathleen L. Biro..... 49  Director
Ted R. Dintersmith... 49  Director
W. Michael Humphreys. 50  Director
Jeffrey F. Rayport... 42  Director

    Gordon B. Hoffstein has been our President and Chief Executive Officer and a director since August 1998, and was elected Chairman of the Board of Directors in January 2000. From October 1991 to April 1997, he was a co-founder and the Chief Executive Officer of PCs Compleat, a direct marketer of PCs and related products now known as CompUSA Direct. He currently serves as a director of various private companies. Mr. Hoffstein earned a B.S. from the University of Massachusetts and an M.B.A. from Babson College.

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

    W. Blair Heavey has been our Executive Vice President, Sales since October 1998. In March 2002, Mr. Heavey assumed the role of Executive Vice President, Sales and Marketing. From April 1995 until joining us, he held sales positions at Open Market, Inc., an Internet software developer, including Director of Sales and Director, Strategic Channel Sales. Mr. Heavey received a B.A. from Boston College and a M.B.A. from Babson College.

    Steven D. Pike has been our Executive Vice President, Client Services since April 1999. From July 1998 until joining us, he served as Vice President, Customer Services at Internet Commerce Services, Inc., a commerce service provider. From September 1995 to June 1998, he held the position of Director of Technical Services at Open Market, Inc. Mr. Pike holds a B.S. from Franklin Pierce College.

    Kathleen L. Biro has been a director since January 2000. Since 1991, Ms. Biro has been employed by Digitas, an Internet professional services firm, in a variety of capacities, including since December 1999 as its President and a director and as Vice Chairman since April 1999. Ms. Biro co-founded Strategic Interactive Group, an interactive advertising firm and predecessor to Digitas, and served as its Chief Executive Officer from its founding in April 1995 to December 1999. Ms. Biro holds a B.S. and an M.S. in Educational Administration from New York University and an M.B.A. in Marketing and Finance from the Columbia University Graduate School of Business.

    Ted R. Dintersmith has been a director since August 1998. Since February 1996, he has been an Investing Principal at Charles River Ventures, a private venture capital firm. Mr. Dintersmith holds a B.A. degree in Physics and English from the College of William and Mary and a Ph.D. in Engineering from Stanford University.

    W. Michael Humphreys has been a director since August 1998. He has been a partner of Matrix Partners, a private venture capital firm, since 1979. Mr. Humphreys received a B.S. from the University of Oregon and an M.B.A. from Harvard Business School.

    Jeffrey F. Rayport has been a director since December 1998. Dr. Rayport currently works at Monitor Group, a management consulting firm, as the founder and Chief Executive Officer of Monitor Marketspace, an e-commerce research and media unit established in 1998. From 1991 to 2000, he was a faculty member at Harvard Business School in the Service Management Unit. He currently serves as a director of Global Sports Interactive and CBS MarketWatch. Dr. Rayport earned an A.B., A.M. and Ph.D. from Harvard University and an M. Phil. from the University of Cambridge (U.K.).

Board Structure

    Our current Board is divided into three classes. A class of directors is elected each year for a three-year term. Our Class I directors, who will continue in office until our 2003 Annual Meeting of Stockholders, are W. Michael Humphreys and Kathleen L. Biro. Our Class II directors, who will continue in office until our 2004 Annual Meeting of Stockholders, are Ted R. Dintersmith and Jeffrey F. Rayport. Our Class III Directors, whose terms will expire at this year's Annual Meeting of Stockholders, are Gordon B. Hoffstein and Samuel P. Gerace, Jr. Messrs. Hoffstein and Gerace have each been nominated for election as a Class III Director at this year's Annual Meeting of Stockholders, and both are available for re-election as a Class III Director. The Class III Directors elected at this year's Annual Meeting of Stockholders will serve for a term of three years which will expire at the Company's 2005 Annual Meeting of Stockholders and until their successors are elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such forms received or written representations from certain reporting persons, the Company believes that, during fiscal 2001, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

    We have no present plans to pay cash compensation to directors but intend to reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or committees of the Board. From time to time, we grant our non-employee directors options to purchase shares our our Common Stock under the Stock Incentive Plan. In April 2001, we granted each of Messrs. Dintersmith, Humphreys and Rayport and Ms. Biro an option to purchase 25,000 shares of Common Stock at $1.24 per share that vests monthly over 3 years. If the merger with ValueClick is consummated all of the option grants made to our non-employee directors will accelerate in full.

Executive Compensation

    The following table sets forth certain information concerning compensation earned by each of our Chief Executive Officer, the four other most highly compensated executive officers who were serving as executive officers on December 31, 2001 and one additional individual who was one of the most highly compensated executive officers in 2001, but was no longer serving as an executive officer on December 31, 2001 (the "Named Executive Officers") for the fiscal years ended December 31, 1999, 2000 and 2001. In accordance with the rules of the SEC, the compensation set forth in the table below does not include medical, group life, or other benefits which are available to all of our salaried employees, and perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the person's salary and bonus shown in the table. In the table below, columns required by the regulations of the SEC have been omitted where no information was required to be disclosed under those columns.

                          Summary Compensation Table


                                                     Annual Compensation         Long Term Compensation
                                                     ------------------- -----------------------------------
                                                                         Restricted Securities
                                                                           Stock    Underlying    All Other
Name of Executive                               Year  Salary    Bonus      Awards    Options   Compensation (1)
-----------------                               ----  ------    -----      ------    -------   -------------
Gordon B. Hoffstein............................ 2001 $325,000  $100,000       --       342,857       $ --
  President, Chief Executive Officer and        2000  262,500    82,083       --       200,000         --
  Chairman of the Board of Directors            1999  165,000    63,397       --            --         --

Samuel P. Gerace, Jr........................... 2001  175,000    35,000       --       342,857      2,625
  Executive Vice President and Chief Technology 2000  124,800    94,750       --       200,000         --
 Officer                                        1999  115,000    18,126       --            --         --

W. Blair Heavey (2)............................ 2001  143,329   150,020       --       342,857      2,625
  Executive Vice President, Sales and Marketing 2000  135,000   223,372       --       175,000         --
                                                1999  135,000   163,992       --            --         --

Steven D. Pike................................. 2001  155,000    35,000       --       342,857         --
  Executive Vice President, Client Services     2000  115,995    96,000       --       105,000         --
                                                1999   84,564         -       --       250,000         --

Stephen M. Joseph.............................. 2001  175,000    35,000       --       342,857         --
  Executive Vice President and Chief Financial  2000  114,400    92,250       --       175,000         --
 Officer                                        1999  105,000    23,250       --            --         --

Thomas A. Gerace (3)........................... 2001  237,925    22,731       --       200,000         --
  Former Executive Vice President and           2000  124,800    94,750       --       200,000         --
  Chief Marketing Officer                       1999  115,000    23,914       --            --         --

--------
(1) Employer contributions to the 401(k) Plan.

(2) Mr. Heavey has been our Executive Vice President, Sales since October 1998. In March 2002, Mr. Heavey assumed the role of Executive Vice President, Sales and Marketing.

(3) Mr. Gerace left the Company in August, 2001. He served as our Executive Vice President and Chief Marketing Officer until that time.

Option Grants in Fiscal Year 2001

    The following table sets forth certain information relating to each grant of stock options pursuant to the Stock Incentive Plan during the fiscal year ended December 31, 2001 to each of the Named Executive Officers. No stock appreciation rights were granted during such fiscal year.

                       Option Grants In Last Fiscal Year

                                                                   Individual Grants
                      --------------------------------------------------------------------------------------------------------------
                                        Percent of
                                          Total
                          Number         Options/      Exercise
                            of             SARs         or Base                                        Potential Realizable Value of
                        Securities      Granted to       Price                                         Assumed Annual Rates of Stock
                        Underlying      Employees         Per            Market                        Price Appreciation for Option
                         Options        in Fiscal        Share         Price Per           Expiration            Term (4)
                       Granted (1)       Year (2)       ($/sh)         Share (3)              Date     -----------------------------
                      ----------------  -----------  --------------  ------------------    ----------   0%        5%         10%
Gordon B. Hoffstein..     200,000         4.61%        $   1.875       $    1.875         01/09/2011  $ --    $235,835   $597,653
                          142,857         3.29%        $   1.350       $    1.350         10/18/2011  $ --    $121,287   $307,364

Samuel P. Gerace, Jr.     200,000         4.61%        $   1.875       $    1.875         01/09/2011  $ --    $235,835   $597,653
                          142,857         3.29%        $   1.350       $    1.350         10/18/2011  $ --    $121,287   $307,364

W. Blair Heavey......     200,000         4.61%        $   1.875       $    1.875         01/09/2011  $ --    $235,835   $597,653
                          142,857         3.29%        $   1.350       $    1.350         10/18/2011  $ --    $121,287   $307,364

Steven D. Pike.......     200,000         4.61%        $   1.875       $    1.875         01/09/2011  $ --    $235,835   $597,653
                          142,857         3.29%        $   1.350       $    1.350         10/18/2011  $ --    $121,287   $307,364

Stephen M. Joseph....     200,000         4.61%        $   1.875       $    1.875         01/09/2011  $ --    $235,835   $597,653
                          142,857         3.29%        $   1.350       $    1.350         10/18/2011  $ --    $121,287   $307,364

Thomas A. Gerace (5).     200,000         4.61%        $   1.875       $    1.875         01/09/2011  $ --    $235,835   $597,653

--------
(1) Our standard stock option agreements provide for 25% accelerated vesting upon a change in control event and 100% accelerated vesting if, within two years of such change in control event, the optionholder is terminated for "good reason," including a diminution of authority of responsibility. Options granted to Messrs. Samuel P. Gerace, Jr., Heavey, Pike and Joseph contain such provisions. Options granted to Mr. Hoffstein contain similar provisions, but provide for 50% accelerated vesting upon a change in control event instead of 25%.

(2) Based on options to purchase an aggregate of 4,339,823 shares granted to our officers and employees under the 1998 Stock Incentive Plan during the year ended December 31, 2001.

(3) The exercise price per share of each option was determined to be equal to the fair market value per share of the underlying stock on the date of grant.

(4) The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

(5) All options granted to Mr. Thomas A. Gerace that were unvested were cancelled when Mr. Gerace left the Company in August 2001.

2001 Aggregated Option Exercises and Fiscal Year-End Option Values

    The following table sets forth certain information regarding options exercised and the number and value of securities underlying unexercised options that are held by the Named Executive Officers as of December 31, 2001.

                Aggregated Option Exercises In Last Fiscal Year
                       and Fiscal Year-end Option Values

                       Shares             Number of Securities
                      Acquired           Underlying Unexercised   Value of Unexercised In-
                         on     Value          Options at           the-Money Options at
                      Exercise Realized     December 31, 2001       December 31, 2001(1)
                      -------- -------- ------------------------- -------------------------
                                        Exercisable Unexercisable Exercisable Unexercisable
                      -------- -------- ----------- ------------- ----------- -------------
Gordon B. Hoffstein..     --       --            --       342,857          --       159,000
Samuel P. Gerace, Jr.     --       --            --       342,857          --       159,000
W. Blair Heavey......     --       --       191,263       402,400     376,786       276,300
Steven D. Pike.......     --       --       122,916       426,190     142,812       256,500
Stephen M. Joseph....     --       --            --       342,857          --       159,000
Thomas A. Gerace.....     --       --            --            --          --            --

_____________
(1) On December 31, 2001 the last sale price reported on the Nasdaq National Market for our Common Stock was $2.12 per share.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

    The Company's standard stock option and restricted stock agreements provide for 25% accelerated vesting upon a change in control event and 100% accelerated vesting if, within two years of such change in control event, the optionholder or stockholder is terminated for "good reason," including a diminution of authority of responsibility. The terms of these agreements apply generally to our employees, directors and officers. Options and restricted stock granted to Mr. Hoffstein provide for 50% accelerated vesting upon a change in control event instead of 25%.

    Pursuant to an employment agreement with the Company, Mr. Hoffstein is entitled to receive certain severance payments and continuation of benefits if terminated.

    In connection with the execution and delivery of the merger agreement with ValueClick, certain of our officers, directors and stockholders entered into voting agreements with ValueClick. Each of Charles River Partnership VIII, LP, Charles River Partnership VIII-A, LLC, Samuel P. Gerace, Jr., Gordon B. Hoffstein, Ted R. Dintersmith, the Dintersmith Family Limited Partnership, Jeffrey F. Rayport, W. Blair Heavey, Stephen M. Joseph and Thomas A. Gerace entered into voting agreements with ValueClick pursuant to which they agreed to vote an aggregate of 11,245,652 shares of Be Free Common Stock with respect to which they have voting power in favor of the adoption of the merger agreement. As of the date of this report, these shares represented approximately 17.1% of the total voting power of our outstanding shares of capital stock. In addition, Be Free entered into a voting agreement with certain of ValueClick's officers, directors and stockholders under which such individuals have agreed to vote an aggregate of 8,467,548 shares of ValueClick common stock in favor of the approval of the merger agreement. As of the record date for the ValueClick annual meeting, these shares of ValueClick common stock represented approximately 16.3% of the total voting power of the outstanding shares of ValueClick capital stock. If the merger with ValueClick is consummated, it will result in a change of control of Be Free.

Compensation Committee Report

    The Compensation Committee of the Board of Directors has furnished the following report on executive compensation:

    The Company's executive compensation program is administered by the Compensation Committee. The Compensation Committee, which is comprised of two outside directors, establishes and administers the Company's executive compensation policies and plans and administers the Company's stock option and other equity-related employee compensation plans. The Compensation Committee considers internal and external information in determining certain executive officers' compensation, including outside survey data.

Compensation Philosophy

    The Company's compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of the Company's stockholders. The compensation policies are designed to achieve the following objectives:

    . Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term stockholder value.

    . Maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of the Company and the creation of stockholder value.

    . Further the Company's short and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

Compensation Program

    The Company's executive compensation program has three major integrated components, base salary, annual incentive awards and long term incentives.

    Base Salary. Base salary levels for executive officers are determined annually by reviewing the pay practices of Internet companies of similar size and market capitalization, the skills, performance level, and contribution to the business of individual executives, and the needs of the Company. Overall, the Company believes that base salaries for its executive officers are competitive with median base salary levels for similar positions in comparable Internet companies.

    Annual Incentive Awards. The Company's executive officers are eligible to receive annual cash bonus awards designed to motivate executives to attain short-term and longer-term corporate and individual management goals. The Compensation Committee establishes the annual incentive opportunity for each executive officer in relation to his or her base salary. Awards under this program are based on the attainment of specific company performance measures and by the achievement of specified individual objectives and the degree to which each executive officer contributes to the overall success of the Company and the management team. For 2001, these bonuses were based on sales growth, the successful execution of the Company's strategies and other individual objectives, thus establishing a direct link between executive pay and Be Free's revenue growth.

    Long-Term Incentives. The Compensation Committee believes that stock options are an excellent vehicle for compensating the Company's officers and employees. The Company provides long-term incentives through the Stock Incentive Plan and the 1999 Employee Stock Purchase Plan, the purposes of which are to create a direct link between executive compensation and increases in stockholder value. Stock options are granted at fair market value and vest in installments, generally in 36 monthly installments after the vesting of the first 25% which occurs upon the one-year anniversary of the grant. When determining option awards for an executive officer, the Compensation Committee considers the executive's current contribution to the Company's performance, the anticipated contribution to meeting the Company's long-term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of the Company's Common Stock, this portion of the executive's compensation is directly aligned with an increase in stockholder value.

    Stock for Options Program. Pursuant to a recommendation of the Compensation Committee, our Board of Directors approved an employee option exchange program, pursuant to which eligible employees were permitted to surrender for cancellation stock options in exchange for a reduced number of shares of restricted stock. On January 1, 2001, we issued 875,306 shares of restricted stock to Company employees who previously requested to participate in the option exchange program. Under the provisions of the program, participating employees exchanged two stock options for one share of restricted stock issued under the Stock Incentive Plan with a purchase price of $0.01 per share. The first 25% of the restricted stock purchased vests 15 months from the original stock option grant date. An additional 25% vests each year after the first vest date, for a period of three years.

    The Compensation Committee recommended the employee option exchange program because it believes it is important to align the interests of our employees with those of our stockholders. Because many of our outstanding options had exercise prices that were significantly higher than the then current market price of our Common Stock, it felt, and the Board of Directors agreed, that it was advisable and in the best interests of the Company and its stockholders to offer this employee option exchange program to re-establish the alignment of interests. Because employees participating in the exchange program received shares of restricted stock subject to vesting in an amount less than the shares underlying the options they surrendered, the program limited the dilution to public stockholders commonly associated with stock option repricing.

Chairman of the Board of Directors, President and Chief Executive Officer

    Mr. Hoffstein's base salary, annual incentive award and long-term incentive compensation are determined by the Compensation Committee based upon the same factors as those employed by the Compensation Committee for executive officers generally. Mr. Hoffstein's current annual base salary is $325,000, subject to annual review and increase by the Board of Directors of the Company. As of March 8, 2002, Mr. Hoffstein beneficially owned 3,335,856 shares of Common Stock.

Section 162(m) Limitation

    Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a deduction to public companies for compensation over $1,000,000 paid to the company's chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee's present intention is to structure its stock option grants and certain other equity-based awards in a manner that complies with Section 162(m) of the Code unless the Compensation Committee believes that such compliance would not be in the best interest of the Company or its stockholders. Nevertheless, the Compensation Committee reserves the right to use its judgement to authorize compensation payments which may be in excess of the Section 162(m) limit when the Committee believes such payments are appropriate, after taking into consideration changing business conditions or the officer's performance, and are in the best interests of the stockholders.

                                          COMPENSATION COMMITTEE

                                          Ted R. Dintersmith
                                          W. Michael Humphreys

                            STOCK PERFORMANCE GRAPH

    The graph below compares the cumulative total stockholder return of the Company's Common Stock from November 3, 1999 through December 31, 2001 with the cumulative total return of the Nasdaq Composite Index and the Dow Jones Internet Services Index during the same period. The graph shown below assumes that $100 was invested in the Company's Common Stock and in each index on November 3, 1999. In addition, the total returns for the Company's Common Stock and the indexes used assume the reinvestment of all dividends. Management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock performance.

          Comparison of Cumulative Total Return Among Be Free, Inc.,
                          the Nasdaq Composite Index
                   and the Dow Jones Internet Services Index


                                    [CHART]

            Be Free, Inc.   NASDAQ Composite    Dow Jones Internet
                                  Index           Services Index

 11/3/99      100.00             100.00              100.00
12/31/99      247.84             134.37              175.78
 6/30/00       62.07             130.96              130.46
12/29/00       15.09              81.58               64.99
 6/29/01        8.41              71.36               30.87
12/31/01       14.62              64.40               20.11





                                                        Cumulative Total Return
                                  --------------------------------------------------------------------
                                  November 3, December 31, June 30, December 29, June 29, December 31,
                                     1999         1999       2000       2000       2001       2001
                                  ----------- ------------ -------- ------------ -------- ------------
Be Free, Inc.....................   $100.00     $247.84    $ 62.07     $15.09     $ 8.41     $14.62
Nasdaq Composite Index...........    100.00      134.37     130.96      81.58      71.36      64.40
Dow Jones Internet Services Index    100.00      175.78     130.46      64.99      30.87      20.11

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of March 8, 2002 by:

    .  each person we know to own beneficially more than 5% of our Common Stock;

    .  each of our directors;

    .  each of our Named Executive Officers; and

    .  all directors and executive officers as a group.

    Unless otherwise indicated, each person named in the table has sole voting power and investment power, or shares this power with his or her spouse, with respect to all shares of capital stock listed as owned by such person. The address of each of our executive officers and directors is c/o Be Free, Inc., 154 Crane Meadow Road, Marlborough, Massachusetts 01752.

    The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission (the "SEC"). The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 8, 2002 through the exercise of any stock option or other right. The fact that we have included these shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares.

                                                                Amount and Nature of
                                                                Beneficial Ownership
                                                                --------------------
                                                                Number of Percent of
Name and Address of Beneficial Owner                             Shares      Class
------------------------------------                            --------- ----------
Five Percent Stockholders:
Charles River Ventures (1)..................................... 3,708,880    5.64%
Gotham Partners (2)............................................ 3,832,227    5.82

Directors and Named Executive Officers:
Gordon B. Hoffstein (3)........................................ 3,335,846    5.06
Stephen M. Joseph (4)..........................................   583,721      *
Samuel P. Gerace, Jr. (5)...................................... 2,631,195    3.99
Ted R. Dintersmith (6).........................................   195,607      *
W. Michael Humphreys (7).......................................   113,228      *
Jeffrey F. Rayport (8).........................................   160,693      *
Kathleen L. Biro (9)...........................................   114,999      *
W. Blair Heavey (10)...........................................   538,219      *
Steven D. Pike (11)............................................   255,447      *
Thomas A. Gerace (12).......................................... 3,067,901    4.66
All directors and executive officers as a group (9 persons)(13) 7,928,955   11.83%

--------
*  Less than 1%

(1) Charles River Partnership VIII, L.P. has advised us that it owns 3,708,880 shares. Charles River VIII GP, L.P. is the general partner of Charles River Partnership VIII, L.P., and Ted R. Dintersmith is a general partner of Charles River VIII GP, L.P. Charles River VIII GP, L.P. disclaims beneficial ownership of shares owned by Charles River Partnership VIII, L.P., in which it does not have a pecuniary interest. The address of Charles River VIII GP, L.P. is 1000 Winter Street, Suite 3300, Waltham, MA 02451.

(2) Based on a Schedule 13G filed February 15, 2002, Gotham Partners, L.P. has sole voting power over 3,052,987 shares, Gotham Partners III, L.P. has sole voting power over 142,688 shares and Gotham International Advisors, L.L.C. has sole voting power over 636,552 shares. The address of Gotham Partners, L.P., Gotham Partners III, L.P. and Gotham International Advisors, L.L.C. is 110 East 42nd Street, 18th Floor, New York, NY 10017.

(3) Includes 155,207 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002. Excludes 63,217 shares held by the Hoffstein Family Trust for the benefit of Mr. Hoffstein's children. Mr. Hoffstein disclaims any beneficial ownership of the shares held by the trust.

(4) Includes 143,227 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002.

(5) Includes 155,207 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002.

(6) Mr. Dintersmith, a member of the board of directors, is a general partner of Charles River VIII GP, L.P., the general partner of Charles River Partnership VIII, L.P. Excludes 3,708,880 shares owned by Charles River Partnership VIII, L.P. and 108,372 shares owned by the Dintersmith Family Limited Partnership. Mr. Dintersmith disclaims any beneficial ownership of the shares held by Charles River Partnership VIII, L.P. and the Dintersmith Family Limited Partnership except to the extent of his pecuniary interest therein includes 8,333 shares issuable upon the exercise of options that are currently exercisable within 60 days after March 8, 2002.

(7) Includes 8,333 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002.

(8) Includes 34,895 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002.

(9) Includes 114,999 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002.

(10) Includes 358,306 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002.

(11) Includes 254,060 shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days after March 8, 2002.

(12) Mr. Gerace left the Company in August 2001. He served as our Executive Vice President and Chief Marketing Officer until that time.

(13) Includes 1,232,567 shares issuable upon the exercise of options granted under the 1998 Stock Incentive Plan that are currently exercisable or exercisable within 60 days after March 8, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

    See Index to Financial Statements and Schedules, which appears on page F-1 hereof.

Reports on Form 8-K

    Form 8-K (Items 5 and 7) filed on March 12, 2002.
    Form 8-K (Items 5 and 7) filed on July 30, 2001.

Exhibits

    The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                        BE FREE, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      No.
                                                                                                      ----
Financial Statements:
Report of Independent Accountants.................................................................... F-2
Consolidated Balance Sheets at December 31, 2001 and 2000............................................ F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999........... F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001........................................................................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999........... F-6
Notes to Consolidated Financial Statements........................................................... F-7

                               SCHEDULES OMITTED

    Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Be Free, Inc. and Subsidiaries:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Be Free, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 21, 2002

                        BE FREE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                            December 31, December 31,
                                                                                2001         2000
                                                                            ------------ ------------
                                  ASSETS
Current assets:
Cash and cash equivalents..................................................  $  59,030     $ 27,527
Marketable securities......................................................     74,116      122,333
Accounts receivable, net of allowances of $807 and $658, respectively......      2,736        3,903
Other current assets.......................................................      4,567        4,815
                                                                             ---------     --------
       Total current assets................................................    140,449      158,578
Marketable securities......................................................         --        4,021
Property and equipment, net................................................     11,962       17,443
Intangible assets, net.....................................................      2,960      119,217
Other assets...............................................................        725        1,116
                                                                             ---------     --------
Total assets...............................................................  $ 156,096     $300,375
                                                                             =========     ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................  $   1,291     $  1,937
Accrued expenses...........................................................      4,433        4,857
Deferred revenue...........................................................      1,210        1,250
Current portion of capital lease obligations...............................      2,110        2,593
                                                                             ---------     --------
       Total current liabilities...........................................      9,044       10,637
Capital lease obligations, net of current portion..........................        604        2,781
Other liabilities..........................................................        479           --
                                                                             ---------     --------
Total liabilities..........................................................     10,127       13,418
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.01 par value; 250,000 shares authorized; 67,029 and 66,021
  shares issued, respectively..............................................        670          660
Additional paid-in capital.................................................    380,660      379,932
Unearned compensation......................................................     (2,309)      (3,805)
Stockholders' notes receivable.............................................         --          (78)
Accumulated other comprehensive income.....................................        205          177
Accumulated deficit........................................................   (231,944)     (89,929)
                                                                             ---------     --------
                                                                               147,282      286,957
Treasury stock, at cost (1,159 shares at December 31, 2001)................     (1,313)          --
                                                                             ---------     --------
       Total stockholders' equity..........................................    145,969      286,957
                                                                             ---------     --------
Total liabilities and stockholders' equity.................................  $ 156,096     $300,375
                                                                             =========     ========

   The accompanying notes are an integral part of the financial statements.

                        BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                             Year Ended December 31,
                                                                          -----------------------------
                                                                            2001       2000      1999
                                                                          ---------  --------  --------
Revenue.................................................................. $  23,414  $ 19,685  $  5,329
Operating expenses:
 Network costs...........................................................     5,297     3,627       845
 Sales and marketing (exclusive of equity related compensation of $751,
   $588 and $525, respectively)..........................................    15,515    17,873     9,329
 Client services (exclusive of equity related compensation of $130, $156,
   and $238, respectively)...............................................     6,589     6,918     3,474
 Development and engineering (exclusive of equity related compensation of
   $283, $197 and $146, respectively)....................................    10,466    10,540     4,767
 General and administrative (exclusive of equity related compensation of
   $1,122, $718 and $1,033, respectively)................................     8,567     6,374     2,824
 Equity related compensation.............................................     2,286     1,659     1,942
 Restructuring expenses..................................................     5,050        --        --
 Intangible amortization, merger related expenses and charge for
   impairment of assets..................................................   118,393    46,482        --
                                                                          ---------  --------  --------
       Total operating expenses..........................................   172,163    93,473    23,181
                                                                          ---------  --------  --------
       Operating loss....................................................  (148,749)  (73,788)  (17,852)
Interest income..........................................................     7,100     9,367     1,292
Interest expense.........................................................      (366)     (491)     (944)
                                                                          ---------  --------  --------
Net loss before extraordinary item.......................................  (142,015)  (64,912)  (17,504)
Extraordinary item--loss on early extinguishment of debt.................        --        --      (330)
                                                                          ---------  --------  --------
Net loss.................................................................  (142,015)  (64,912)  (17,834)
Accretion of preferred stock to redemption value.........................        --        --    (1,517)
                                                                          ---------  --------  --------
Net loss attributable to common stockholders............................. $(142,015) $(64,912) $(19,351)
                                                                          =========  ========  ========
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders without
  extraordinary item..................................................... $   (2.22) $  (1.07) $  (1.00)
Extraordinary item per share.............................................        --        --     (0.02)
                                                                          ---------  --------  --------
Net loss per share attributable to common stockholders................... $   (2.22) $  (1.07) $  (1.02)
                                                                          =========  ========  ========
Shares used in computing basic and diluted net loss per share............    64,086    60,759    18,951

   The accompanying notes are an integral part of the financial statements.

                        BE FREE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             for the years ended December 31, 1999, 2000 and 2001
                     (In thousands, except per share data)

                                                                                       Additional              Stockholders'
                                                                             $0.01 Par  Paid-in    Un\earned       Notes
                                                                      Shares   Value    Capital   Compensation  Receivable
                                                                      ------ --------- ---------- ------------ -------------
Balance at December 31, 1998......................................... 19,500   $195     $  5,505    $(5,549)       $(780)
 Acquisition of treasury stock.......................................     --     --         (454)       437           74
 Acceleration of vesting of restricted stock.........................     --     --           77         --           --
 Issuance of restricted stock........................................     --     --           --        (98)         (52)
 Repayment of receivable from stockholder............................     --     --           --         --          550
 Unearned compensation related to option grants......................     --     --        2,674     (2,674)          --
 Amortization of unearned compensation...............................     --     --           --      1,882           --
 Series B Preferred Stock dividend...................................     --     --       (1,183)        --           --
 Accretion to redemption value of Series A and B Preferred Stock.....     --     --         (334)        --           --
 Issuance of Common Stock in initial public offering, net of offering
  costs.............................................................. 12,880    129       70,445         --           --
 Conversion of Series A and Series B Preferred Stock and warrants.... 23,796    238       35,550         --           --
 Stock issuance in connection with option and warrant exercises......     --     --          994         --           --
 Comprehensive loss:
   Net loss..........................................................     --     --           --         --           --
   Other comprehensive loss..........................................     --     --           --         --           --
                                                                      ------   ----     --------    -------        -----
 Comprehensive loss..................................................     --     --           --         --           --
                                                                      ------   ----     --------    -------        -----
Balance at December 31, 1999......................................... 56,176    562      113,274     (6,002)        (208)
 Amortization of unearned compensation...............................     --     --           --      1,939           --
 Elimination of unearned compensation for terminated employees.......     --     --         (258)       258           --
 Acceleration of vesting of restricted stock.........................     --     --           50         --           --
 Repayment of receivable from stockholder............................     --     --           --         --          130
 Issuance of Common Stock in secondary offering, net of offering
  costs..............................................................  4,047     40      104,665         --           --
 Issuance of Common Stock for acquisition of TriVida.................  2,913     29      160,930         --           --
 Acquisition of treasury stock.......................................     --     --           --         --           --
 Stock issuance in connection with Employee Stock Purchase Plan......    123      1          873         --           --
 Stock issuance in connection with option and warrant exercises......  2,762     28          398         --           --
 Comprehensive loss:
   Net loss..........................................................     --     --           --         --           --
   Other comprehensive income........................................     --     --           --         --           --
                                                                      ------   ----     --------    -------        -----
 Comprehensive loss..................................................     --     --           --         --           --
                                                                      ------   ----     --------    -------        -----
Balance at December 31, 2000......................................... 66,021    660      379,932     (3,805)         (78)
 Issuance of option grant to non-employee............................     --     --           52         --           --
 Stock issuance in connection with the Stock for Options Program.....    875      9        1,906     (1,906)          --
 Amortization of unearned compensation...............................     --     --           --      2,234           --
 Elimination of unearned compensation for terminated employees.......     --     --       (1,168)     1,168           --
 Repayment of receivable from stockholder............................     --     --           --         --           78
 Acquisition of treasury stock.......................................     --     --           --         --           --
 Stock issuance in connection with Employee Stock Purchase Plan......     --     --          123         --           --
 Stock issuance in connection with option exercises..................    133      1         (185)        --           --
 Comprehensive loss:
   Net loss..........................................................     --     --           --         --           --
   Other comprehensive income........................................     --     --           --         --           --
                                                                      ------   ----     --------    -------        -----
 Comprehensive loss..................................................     --     --           --         --           --
                                                                      ------   ----     --------    -------        -----
Balance at December 31, 2001......................................... 67,029   $670     $380,660    $(2,309)       $  --
                                                                      ======   ====     ========    =======        =====

                                                                       Accumulated                                   Total
                                                                          Other                                  Stockholders'
                                                                      Comprehensive Accumulated                     Equity
                                                                      Income (Loss)   Deficit   Shares   Value     (Deficit)
                                                                      ------------- ----------- ------  -------  -------------
Balance at December 31, 1998.........................................     $ --       $  (7,183) (1,685) $(1,685)   $  (9,497)
 Acquisition of treasury stock.......................................       --              --    (525)     (79)         (22)
 Acceleration of vesting of restricted stock.........................       --              --      --       --           77
 Issuance of restricted stock........................................       --              --     150      150           --
 Repayment of receivable from stockholder............................       --              --      --       --          550
 Unearned compensation related to option grants......................       --              --      --       --           --
 Amortization of unearned compensation...............................       --              --      --       --        1,882
 Series B Preferred Stock dividend...................................       --              --      --       --       (1,183)
 Accretion to redemption value of Series A and B Preferred Stock.....       --              --      --       --         (334)
 Issuance of Common Stock in initial public offering, net of offering
  costs..............................................................       --              --      --       --       70,574
 Conversion of Series A and Series B Preferred Stock and warrants....       --              --      --       --       35,788
 Stock issuance in connection with option and warrant exercises......       --              --   1,815    1,577        2,571
 Comprehensive loss:
   Net loss..........................................................       --         (17,834)     --       --      (17,834)
   Other comprehensive loss..........................................      (11)             --      --       --          (11)
                                                                          ----       ---------  ------  -------    ---------
 Comprehensive loss..................................................      (11)        (17,834)     --       --      (17,845)
                                                                          ----       ---------  ------  -------    ---------
Balance at December 31, 1999.........................................      (11)        (25,017)   (245)     (37)      82,561
 Amortization of unearned compensation...............................       --              --      --       --        1,939
 Elimination of unearned compensation for terminated employees.......       --              --      --       --           --
 Acceleration of vesting of restricted stock.........................       --              --      --       --           50
 Repayment of receivable from stockholder............................       --              --      --       --          130
 Issuance of Common Stock in secondary offering, net of offering
  costs..............................................................       --              --      --       --      104,705
 Issuance of Common Stock for acquisition of TriVida.................       --              --      --       --      160,959
 Acquisition of treasury stock.......................................       --              --    (126)     (18)         (18)
 Stock issuance in connection with Employee Stock Purchase Plan......       --              --      89       13          887
 Stock issuance in connection with option and warrant exercises......       --              --     282       42          468
 Comprehensive loss:
   Net loss..........................................................       --         (64,912)     --       --      (64,912)
   Other comprehensive income........................................      188              --      --       --          188
                                                                          ----       ---------  ------  -------    ---------
 Comprehensive loss..................................................      188         (64,912)     --       --      (64,724)
                                                                          ----       ---------  ------  -------    ---------
Balance at December 31, 2000.........................................      177         (89,929)     --       --      286,957
 Issuance of option grant to non-employee............................       --              --      --       --           52
 Stock issuance in connection with the Stock for Options Program.....       --              --      --       --            9
 Amortization of unearned compensation...............................       --              --      --       --        2,234
 Elimination of unearned compensation for terminated employees.......       --              --      --       --           --
 Repayment of receivable from stockholder............................       --              --      --       --           78
 Acquisition of treasury stock.......................................       --              --  (1,719)  (1,820)      (1,820)
 Stock issuance in connection with Employee Stock Purchase Plan......       --              --     213      142          265
 Stock issuance in connection with option exercises..................       --              --     347      365          181
 Comprehensive loss:
   Net loss..........................................................       --        (142,015)     --       --     (142,015)
   Other comprehensive income........................................       28              --      --       --           28
                                                                          ----       ---------  ------  -------    ---------
 Comprehensive loss..................................................       28        (142,015)     --       --     (141,987)
                                                                          ----       ---------  ------  -------    ---------
Balance at December 31, 2001.........................................     $205       $(231,944) (1,159) $(1,313)   $ 145,969
                                                                          ====       =========  ======  =======    =========

   The accompanying notes are an integral part of the financial statements.

                        BE FREE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                               Year Ended December 31,
                                                                                           ------------------------------
                                                                                             2001       2000       1999
                                                                                           ---------  ---------  --------
Cash flows for operating activities:
  Net loss................................................................................ $(142,015) $ (64,912) $(17,834)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Charge for impairment of intangible assets............................................   102,736         --        --
    Charge for write-off of long-lived assets.............................................     2,051         --        --
    Depreciation and amortization.........................................................    21,351     50,509     1,485
    Extraordinary loss on early extinguishment of debt....................................        --         --       330
    Loss on disposal of assets............................................................        40         --        --
    Non-cash restructuring costs..........................................................       779         --        --
    Equity related compensation...........................................................     2,286      1,659     1,942
    Provisions for doubtful accounts......................................................       149        561        82
    Changes in operating assets and liabilities net of the effects from the purchase of
     TriVida Corporation:
     Accounts receivable..................................................................     1,018     (3,562)     (856)
     Accounts payable.....................................................................      (646)    (1,809)      433
     Accrued expenses.....................................................................      (723)     1,119     2,353
     Deferred revenue.....................................................................       (40)       307       821
     Other assets.........................................................................       639     (2,751)   (1,734)
                                                                                           ---------  ---------  --------
Net cash used in operating activities.....................................................   (12,375)   (18,879)  (12,978)
                                                                                           ---------  ---------  --------
Cash flows for investing activities:
  Purchases of property and equipment.....................................................    (4,438)    (8,594)   (4,850)
  Cash paid for TriVida acquisition, net of cash acquired.................................        --     (3,528)       --
  Proceeds from the sale of marketable securities.........................................   213,548    163,793        --
  Purchases of marketable securities......................................................  (161,280)  (268,894)  (20,698)
                                                                                           ---------  ---------  --------
Net cash provided by (used in) investing activities.......................................    47,830   (117,223)  (25,548)
                                                                                           ---------  ---------  --------
Cash flows from financing activities:
  Proceeds from issuance of Series B Convertible Participating Preferred Stock, net of
   issuance costs.........................................................................        --         --    24,944
  Proceeds from issuance of common stock, net of offering costs...........................         9    104,705    70,574
  Proceeds from exercise of options and warrants..........................................       181        792     2,571
  Acquisition of treasury shares..........................................................    (1,820)        --        (5)
  Proceeds from employee stock purchase plan..............................................       265        887        --
  Proceeds from notes receivable from stockholders........................................        78        130       550
  Proceeds from sales/leaseback...........................................................        --         --       241
  Payments on long-term debt..............................................................    (2,660)    (1,829)   (5,700)
                                                                                           ---------  ---------  --------
Net cash provided by (used in) financing activities.......................................    (3,947)   104,685    93,175
Effect of exchange rate changes on cash...................................................        (5)       (32)       --
                                                                                           ---------  ---------  --------
Net increase (decrease) in cash and cash equivalents......................................    31,503    (31,449)   54,649
Cash and cash equivalents at beginning of year............................................    27,527     58,976     4,327
                                                                                           ---------  ---------  --------
Cash and cash equivalents at end of year.................................................. $  59,030  $  27,527  $ 58,976
                                                                                           =========  =========  ========
Cash paid during the year for interest.................................................... $     366  $     494  $    815
Non-cash investing and financing activities:
     Purchases of property and equipment under capital lease obligations and
      equipment financing................................................................. $      --  $   1,526  $  3,069
     Elimination of note receivable for restricted stock..................................        --         --        74
     Note receivable for Common Stock sold................................................        --         --        52

     The Company issued 2,913 shares of common stock valued at $131,631 to acquire all of the capital stock of TriVida Corporation. In conjunction with the acquisition, the fair value of the assets acquired and liabilities assumed were as follows:
     Fair value of assets acquired........................................................ $      --  $   3,648  $     --
     Liabilities assumed..................................................................        --      3,963        --
                                                                                           ---------  ---------  --------
          Net liabilities................................................................. $      --  $    (315) $     --
                                                                                           =========  =========  ========

   The accompanying notes are an integral part of the financial statements.

                        BE FREE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands, except share and per share data)

1.  The Company and Basis of Presentation

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

    The Company was incorporated on January 25, 1996 as "Freedom of Information, Inc." On March 31, 1999, the Company changed its name to Be Free, Inc.

    On February 29, 2000, the Company acquired TriVida Corporation (Note 4). Under the terms of the agreement, all outstanding shares of TriVida capital stock were exchanged in the aggregate for 2,912,996 shares of the Company's Common Stock, net of an escrow claim of 20,280 shares, and the assumption of options to acquire TriVida capital stock for an additional 566,592 shares of the Company's Common Stock, which resulted in TriVida becoming a wholly-owned subsidiary of the Company.

    On March 11, 2002, the Company announced its plans to merge with ValueClick, Inc. (Note 16).

    The consolidated financial statements include the accounts of Be Free, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Use of Estimates

    The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, investments, intangible assets, restructuring, long-term service contracts, contingencies and litigation. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and/or conditions.

Risks and Uncertainties

    The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on a limited number of suppliers, rapid

                        BE FREE, INC. AND SUBSIDIARIES
industry changes, competition, competitive pricing pressures, changes in foreign laws and regulations, risks associated with breaches of our security measures, ability to generate significant revenue to achieve profitability, ability to sustain and manage growth, inability to attract and retain key personnel, undetected problems in the Company's technologies, risks associated with mergers and acquisitions, investments and alliances, enforcement of the Company's intellectual property rights, litigation, changes in regulations, a lessening demand or changes in the Internet advertising market and stock price volatility.

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Substantially all of the Company's cash, cash equivalents and marketable securities were invested in money market accounts, commercial paper, certificates of deposit and U.S. government obligations at two and seven institutions at December 31, 2001 and 2000, respectively. The Company believes these institutions to be of high credit quality. The Company had no customers in 2001 or 2000 that exceeded 10% of revenue. The Company had no customers that exceeded 10% of accounts receivable at December 31, 2001. The Company had one customer that accounted for 13% of accounts receivable at December 31, 2000.

Cash, Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments with remaining maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents which consist of money market accounts, commercial paper, certificates of deposits and U.S. government obligations are stated at cost, which approximates market value. Cash equivalents totaled $56,238 and $26,300 at December 31, 2001 and 2000, respectively.

    The Company's marketable securities consist of commercial paper, U.S. government obligations and corporate bonds. At December 31, 2001 and 2000, marketable debt and equity securities have been categorized as available for sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and, as a result, are stated at fair value based generally on quoted market prices.

    The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of asset-backed securities, over the estimated life of the security. Such amortization and accretion as well as interest are included in interest income or interest expense. Net realized gains and losses have been immaterial to date. The cost of securities sold is based on the specific identification method. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of stockholders' equity in accumulated other comprehensive income
(loss) until realized.

    Management reviews its marketable securities at each balance sheet date to assess the existence of any declines in the fair value of securities, which it believes to be other than temporary or permanent.

                        BE FREE, INC. AND SUBSIDIARIES

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

    On January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Accordingly, the Company's policy is to capitalize costs associated with the design and implementation of its operating systems, including internally developed software. The Company amortizes these costs over the estimated useful life of the software commencing with the date that the software is ready for its intended use. The estimated useful life of the Company's internally developed software is generally eighteen months. Development and engineering costs, excluding costs required to be capitalized under SOP 98-1, are expensed as incurred.

Long-Lived Assets

    The Company accounts for the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 requires assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by those assets.

Revenue Recognition

    The Company derives its revenue from providing online marketing services to customers. Customer contracts generally provide for a one-time integration or initialization fee and monthly or quarterly service fees. For commerce customers, the service fees are generally based on either a percentage of the sales generated or on the number of transactions or orders generated by their marketing partners, subject to minimum levels. For content customers, the service fees are generally based on the volume of click-throughs generated by their marketing partners, subject to minimum levels. The Company also offers optional, enhanced customer services, such as outsourced program management, marketing partner support and development, marketing partner application review and marketing partner commission payment services for additional fees.

                        BE FREE, INC. AND SUBSIDIARIES

    The Company recognizes revenue consistent with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Under SAB 101, revenue is recognized when a contract has been signed, services have been rendered, the related fee is fixed and determinable and collection of the fee is reasonably assured. Integration and initialization fees are recognized ratably over the expected life of the customer relationship. Service revenue is recognized in the period earned based on the minimum level or, when the transaction volume exceeds the minimum level for that period, based on transaction volume. Revenue for enhanced customer services is recognized when the related underlying activity is delivered.

    During the fourth quarter of 2001, the Company implemented a new automated billing system that allows the Company to recognize all revenue in the quarter that it was earned. Previously, the Company recognized transaction-based revenue above minimum levels one month in arrears. The Company accounted for this as a change in an accounting estimate. As a result of this change, the Company recorded $499,000, one additional month of transaction-based revenue, as revenue in the fourth quarter of 2001.

    On an on-going basis, the Company performs detailed analyses and monitors individual customer accounts to evaluate collectibility. When a customer with a collection risk is identified, the related revenue is deferred until collection is reasonably assured. The Company did not incur any significant accounts receivable write-offs during 2001, 2000 or 1999.

    The Company is generally required to discount the BFAST service fee by 5% for any calendar day that Be Free's system response time does not meet the contractual performance level for greater than 60 minutes during any calendar day. Any discounts granted will be recorded as a reduction of revenue in the period incurred. Discounts and credits issued to date have been immaterial.

Advertising Costs

    Advertising costs are expensed as incurred. Advertising expense of approximately $31, $508 and $210 were charged to sales and marketing expense for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Accounting for Stock-Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation at the fair value of

                        BE FREE, INC. AND SUBSIDIARIES
options issued. The Company has chosen to account for stock-based compensation granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. The Company calculates the fair value of options granted to employees in accordance with SFAS No. 123 for disclosure purposes only. Stock-based compensation issued to non-employees is measured and recorded using the fair value method prescribed in SFAS No. 123.

Foreign Currency Translation

    The functional currency of the Company's foreign subsidiaries is the local currency. Accordingly, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, except for property and equipment which is translated at historical exchange rates. Income and expense items are translated at average rates for the period. Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders' equity (deficit). Foreign currency transaction gains and losses are recorded in operating expenses and were not significant for the years ended December 31, 2001, 2000 and 1999.

Accumulated Other Comprehensive Income (Loss)

    SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. As of December 31, 2001, accumulated other comprehensive income, as reflected in the Consolidated Statements of Stockholders' Equity (Deficit), consisted of $226 relating to net unrealized gains on marketable securities and foreign currency translation losses of $21. As of December 31, 2000, accumulated other comprehensive income, as reflected in the Consolidated Statements of Stockholders' Equity (Deficit), consisted of $206 relating to net unrealized gains on marketable securities and foreign currency translation losses of $18. As of December 31, 1999, accumulated other comprehensive loss consisted of net unrealized losses on marketable securities.

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

                        BE FREE, INC. AND SUBSIDIARIES

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

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in the year ending December 31, 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

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

3. Restructuring Charges

    Throughout 2001, in response to a reduction in our customer base and longer than anticipated sales cycles the Company executed plans to restructure several areas of the Company. The restructuring plans included the termination of a total of 118 employees, which represented approximately 41% of the total workforce, the consolidation of certain office space and a non-cash write-off of excess and idle equipment. As a result, the Company recorded restructuring charges totaling $5,050 for the year ended December 31, 2001.

    The restructuring charge comprises cash charges totaling $2,999, including severance costs for the termination of employees during the year of $1,802, a charge for future lease payments for unutilized office space of $852, and other restructuring costs of $345. At December 31, 2001, $2,102 of this charge had been paid. The Company expects the remaining $897, principally related to future lease payments for unutilized office space, to be paid over the next three years. The Company also recognized a non-cash impairment charge associated with excess and idle equipment of $1,953 and leasehold improvements on unutilized office space of $98.

                        BE FREE, INC. AND SUBSIDIARIES

    The following table summarizes the restructuring related activity during 2001:

         Restructuring charges:
         Employee severance, benefits and related costs...... $ 1,802
         Excess and idle equipment...........................   1,953
         Unutilized office space.............................     852
         Leasehold improvements on unutilized office space...      98
         Other restructuring costs...........................     345
                                                              -------
            Total restructuring costs........................   5,050
         Cash payments made during 2001......................  (2,102)
         Non-cash impairment charges.........................  (2,051)
                                                              -------
            Accrued restructuring costs at December 31, 2001. $   897
                                                              =======

4. Acquisition

    On February 29, 2000, the Company acquired TriVida. TriVida provides personalization services to online merchants and content sites. These personalization services are designed to predict the buying behavior of a unique but anonymous user based upon the past browsing and buying behavior of that user as well as other anonymous users. In connection with the transaction, the Company issued Common Stock with an approximate value of $160,930. The acquisition has been accounted for under the purchase method of accounting. The total purchase price of $164,745 was allocated to goodwill of $110,060 and other intangibles, including patents, developed technology and workforce, of $55,000 and net liabilities of $315. These acquired assets have been recorded as intangible assets within the Consolidated Balance Sheet, and are being amortized on a straight-line basis over three years. For the year ended December 31, 2000, the Company recorded a non-recurring charge to operations for acquisition-related costs of $639, which primarily related to employee severance.

    Based on management's assessment at March 31, 2001, the Company decided that the technology obtained through the acquisition of TriVida will not be integrated with the BFAST Partner Marketing technology as originally intended due to the deterioration of the Internet retail market, customer feedback and other business factors. As a result of this decision and a review of the other factors, the Company concluded that an impairment assessment was required for the long-lived assets of TriVida.

    The Company grouped all long-lived assets for TriVida, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks involved. As a result of this analysis, the Company recorded an impairment charge in 2001 totaling $102,736 which represents the excess of the carrying amount of the TriVida assets over the discounted cash flows. The remaining carrying amount of the assets will be amortized over their remaining useful lives.

    At December 31, 2001, the Company had $2,960 in intangible assets, net of accumulated amortization of $61,502 for the completed technology relating to this acquisition. The Company recorded $15,659, $45,843 and $0 of amortization expense relating to intangible assets and goodwill for the years ended December 31, 2001, 2000 and 1999, respectively.

                        BE FREE, INC. AND SUBSIDIARIES

    The following unaudited pro forma consolidated results are presented as if the TriVida acquisition had occurred on January 1, 2000 and 1999, respectively. Based on an estimated useful life of three years for the intangible assets, the unaudited proforma consolidated results include an adjustment of approximately $9,169 and $55,020 for amortization expense for the twelve months ended December 31, 2000 and 1999 respectively, and $639 in nonrecurring acquisition related expense for the year ended December 31, 1999.

                                                Year ended December 31,
                                                ----------------------
                                                   2000         1999
                                                 --------     --------
           Revenue............................. $ 19,685     $  5,329
           Net loss............................  (77,381)     (81,225)
           Basic and diluted net loss per share    (1.26)       (3.73)

    The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

5. Marketable Securities

    The following is a summary of marketable securities at December 31, 2001:

                                             Gross      Gross
                                 Amortized Unrealized Unrealized
                                   Cost      Gains      Losses   Fair Value
                                 --------- ---------- ---------- ----------
    Current:
     Certificates of deposit....  $ 2,900     $ 27       $--      $ 2,927
     Commercial paper...........    5,562       --        --        5,562
     U.S. government obligations   35,377       31        --       35,408
     Treasury...................   11,269       36        --       11,305
     Corporate bonds............   18,782      132        --       18,914
                                  -------     ----       ---      -------
    Total.......................  $73,890     $226       $--      $74,116
                                  =======     ====       ===      =======

    The following is a summary of marketable securities at December 31, 2000:

                                              Gross      Gross
                                  Amortized Unrealized Unrealized
                                    Cost      Gains      Losses   Fair Value
                                  --------- ---------- ---------- ----------
    Current:
     Certificates of deposit..... $  3,198     $ 13       $--      $  3,211
     Commercial paper............   58,248        3        --        58,251
     U.S. government obligations.   15,761        6        --        15,767
     Corporate bonds.............   44,984      120        --        45,104
                                  --------     ----       ---      --------
     Total current...............  122,191      142        --       122,333
    Non-current:.................
     Corporate bonds.............    3,968       53        --         4,021
                                  --------     ----       ---      --------
    Total........................ $126,159     $195       $--      $126,354
                                  ========     ====       ===      ========

                        BE FREE, INC. AND SUBSIDIARIES

    All securities classified as current have contractual maturities less than one year. All securities classified as non-current have contractual maturities greater than one year, but less than two years. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Gross realized gains and losses have been immaterial to date.

6. Property and Equipment

    Property and equipment consist of the following:

                                                             Amounts under capital
                                                              Lease arrangements
                                                             --------------------
                                             December 31,        December 31,
                                          -----------------  --------------------
                                            2001     2000      2001        2000
                                          --------  -------   -------     -------
Furniture and office equipment........... $  1,187  $ 1,251  $   424     $   419
Computer equipment and purchased software   19,566   20,180    5,657       5,667
Internally-developed software............    2,438    1,674       --          --
Leasehold improvements...................      601      615      109         109
Assets held for sale.....................      138       --       --          --
                                          --------  -------   -------     -------
 Total property and equipment............   23,930   23,720    6,190       6,195
Accumulated depreciation and amortization  (11,968)  (6,277)  (4,126)     (2,160)
                                          --------  -------   -------     -------
Property and equipment, net.............. $ 11,962  $17,443  $ 2,064     $ 4,035
                                          ========  =======   =======     =======

    Depreciation and amortization expense totaled $5,691, $4,808 and $1,128 for the years ended December 31, 2001, 2000 and 1999, respectively.
Internally-developed software totaled $1,249, net of accumulated amortization of $1,189, and $1,226, net of accumulated amortization of $448, at December 31, 2001 and 2000, respectively.

7. Accrued Expenses

    Accrued expenses include the following:

                                                        2001   2000
                                                       ------ ------
            Salaries and benefits..................... $1,139 $1,604
            Professional fees.........................    850    922
            Accrued restructuring costs...............    418     --
            Accrued taxes.............................    353    183
            Merchants' marketing partners' commissions    807    799
            Other.....................................    866  1,349
                                                       ------ ------
             Accrued expenses......................... $4,433 $4,857
                                                       ====== ======

                        BE FREE, INC. AND SUBSIDIARIES

8. Capital Lease Obligations and Long-Term Debt

    As of December 31, 2001 and 2000, the Company had obligations under capital leases and equipment financing of $2,714 and $5,374, respectively. During the years ended December 31, 2001 and 2000, the Company entered into various equipment, software and support financing agreements totaling approximately $0 and $2,457, respectively. These agreements are collateralized by the asset purchases (Note 6) made under the capital lease agreements. As of December 31, 2001, no amounts were available for borrowing under these agreements.

    The weighted average interest rate of outstanding capital lease obligations debt at December 31, 2001 and 2000 was 10.2% and 10.6%.

    Future payments on capital lease obligations as of December 31, 2001 are as follows:

                Year ended December 31,
                -----------------------
                2002.................................. $ 2,236
                2003..................................     621
                                                       -------
                Total payments........................   2,857
                Less amounts representing interest....    (143)
                                                       -------
                Present value of net payments.........   2,714
                Less current portion..................  (2,110)
                                                       -------
                Long-term debt, net of current portion $   604
                                                       =======

    On September 29, 1998, the Company entered into a subordinated debt agreement totaling $5,000 which incurred interest at 12% per annum. The Company borrowed the full amount available under this agreement on October 23, 1998. This debt was paid in full in December 1999. In connection with the subordinated debt financing, the Company also granted warrants to purchase 700,000 shares of the Company's Series A Convertible Participating Preferred Stock at $1.00 per share. Upon the closing of the Company's initial public offering, the warrants converted into Common Stock warrants to purchase 700,000 shares of Common Stock at $1.00 per share. The fair value of the warrants, estimated to be approximately $540 at issuance, was recorded as a discount on the carrying value of the debt and amortized to interest expense over the term of the debt. The value of the warrants was estimated assuming a weighted average risk free interest rate of 4.51%, an expected life from date of grant of four years, a volatility of 100% and no expected dividends. The amount of interest expense recognized for the year ended December 31, 1999 totaled $180. The remaining deferred financing cost of $330 was expensed as an extraordinary loss upon the early retirement of the debt. The warrants were fully exercised in August 2000.

9. Commitments and Contingencies

    The Company leases facilities and computer equipment under operating lease agreements that expire on various dates through November 2008. The Company pays all insurance and pro-rated portions of certain operating expenses for certain leases. Rent expense was $4,772, $3,394 and $1,143 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        BE FREE, INC. AND SUBSIDIARIES

    The future minimum lease payments at December 31, 2001 are as follows:

                                                  Operating
                     Year ended December 31,       Leases
                     -----------------------      ---------
                     2002........................  $2,775
                     2003........................   1,914
                     2004........................   1,409
                     2005........................     516
                     2006........................     374
                     2007 and thereafter.........     717
                                                   ------
                     Total minimum lease payments  $7,705
                                                   ======

    Be Free is subject to legal proceedings and claims that arise in the ordinary course of business. Be Free does not believe that the outcome of any of those matters will have a material adverse effect on Be Free's consolidated financial position, operating results or cash flows.

    On November 30, 2001, a class action lawsuit was filed in the Southern District of New York naming as defendants the Company, the managing underwriters of the Company's initial public offering (the "IPO"), and the following officers and former officers of the Company: Gordon B. Hoffstein, Samuel P. Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph. The complaint is captioned Saul Kassin v. Be Free, Inc., et al., 01-CV-10827. The complaint alleges, in part, that the Company's IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. The Company has not yet formally responded to the allegations. The Company believes that the claims against the Company and the individual directors and officers named in the lawsuit are without merit and intends to defend such claims vigorously. As this case is at an early stage, it is not possible to express an opinion as to its final outcome or estimate the amount of a probable loss, if any, that might result.
10. Capital Structure

    The authorized capital stock of the Company consists of 250,000,000 shares of voting common stock ("Common Stock") authorized for issuance with a par value of $0.01 and 10,000,000 shares of Preferred Stock with a par value of $0.01, of which 250,000 are designated to Series A Junior Participating Preferred Stock.

Common Stock

    On August 28, 1998, certain controlling stockholders of the Company transferred 2,145,000 shares of Common Stock to employees in consideration of past performance and as an incentive for continuing employment with the Company. The stock was transferred subject to certain vesting restrictions and for no cash consideration. The fair value of these restricted stock awards at the date of transfer totaled $2,145, which the Company is recognizing as compensation expense over the defined

                        BE FREE, INC. AND SUBSIDIARIES
vesting period. The vesting for the transferred shares occurs over four years commencing with the recipient's date of hire. The remaining unearned compensation will vest at various dates through 2002. Upon the transfer of these shares, the Company recorded a charge of $1,826 representing fully vested shares. In addition, the Company recorded unearned compensation related to unvested shares totaling $319. The Company recorded amortization of the unearned compensation totaling, $60, $30 and $13 for the years ended December 31, 1999, 2000 and 2001, respectively relating to these shares.

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

    On November 3, 1999, the Company sold 12,880,000 shares of Common Stock in its initial public offering for cash proceeds of $70,574, net of offering costs of $6,706.

    On February 15, 2000, the Company's Board of Directors approved a two-for-one stock split of Common Stock in the form of a stock dividend. The stock dividend was paid on March 8, 2000. All references in the consolidated financial statements to the number of Common Stock shares and per share amounts have been adjusted to reflect this stock split.

    On March 28, 2000, the Company sold 4,046,608 shares of its Common Stock in a public offering for cash proceeds of $104,705, net of offering costs of $6,577.

Stockholders' Rights Plan

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

    The Rights may also become exercisable if a person or entity acquires 15 percent or more of outstanding Be Free Common Stock. Each Right, other than those owned by the acquiring entity,

                        BE FREE, INC. AND SUBSIDIARIES
would permit the holder to purchase shares of Be Free's Common Stock having a market value of two times the $12 exercise price of the Right. Similarly, if Be Free is involved in a merger or other transaction with another company in which Be Free is not the surviving corporation, or transfers more than 50 percent of its assets to another company, each Right, other than those owned by the acquiring entity, would permit the holder to purchase shares of the acquiring company's common stock having a market value of two times the $12 exercise price of the Right. Be Free's Board of Directors may redeem the Rights for $0.001 per Right at any time up to ten business days after a person or entity has acquired 15 percent or more of the outstanding Common Stock. Unless the Rights are exercised or redeemed earlier, they will expire on July 24, 2011.

    In connection with the execution of the merger agreement (Note 16), the Company amended the Plan to provide, among other things, that ValueClick, Inc. would not be considered to be an "acquiring person" thereunder by reason of any transaction contemplated by the merger agreement.

11.  Stock Options and Restricted Stock Awards

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

    Options and restricted stock awards normally vest over 48 months. Twenty-five percent of each award normally vests after 12 months from the date of grant, and an additional 2.0833% vests each month for the next 36 months. In the event of a change of control of the Company (as defined by the Option
Plan), the vesting for each option and restricted stock award will automatically be accelerated with respect to 25% of the shares subject to such options or restricted stock awards. In the event that a participant in the Plan is terminated within two years from the anniversary of the change of control event, each option and restricted stock award will vest in full. Stock options may not be exercised after ten years from the date of grant.

    On May 25, 2000, stockholders approved an amendment to the Option Plan to provide for automatic annual increases in the number of shares authorized for issuance. As of December 31, 2001, the Option Plan allowed for the Company to grant up to 16,035,980 options for common shares and restricted stock.

                        BE FREE, INC. AND SUBSIDIARIES

    During the year ended December 31, 1999, the Company issued 150,000 shares of restricted stock for $0.35 per share in exchange for a note receivable totaling $53. The weighted-average grant-date fair value of these shares of restricted stock was $1.00 per share.

    During the year ended December 31, 1999, the Company recorded unearned compensation for restricted stock and options granted to employees below fair value of $2,772. The Company is recognizing the compensation expense over the vesting period. The Company recorded equity compensation expense including amortization expense relating to unearned compensation of $1,705, $1,939 and $1,822 for the years ended December 31, 2001, 2000 and 1999, respectively.

    On April 30, 1999, the Company also accelerated the vesting with respect to 77,103 shares of restricted stock held by a former employee. The Company has recorded a charge of $77 in connection with this acceleration.

    On January 1, 2001, the Company issued 875,306 shares of restricted stock to employees who had previously requested to participate in a Stock-for-Options benefit program (the "Program"). Under the provisions of the Program, participating employees exchanged two stock options issued under the Option Plan for one share of restricted stock with a purchase price of $0.01 per share. The first 25% of the restricted stock purchased vests 15 months from the original stock option grant date. An additional 25% vests each year after the first vest date, for a period of three years. In connection with the Program, the Company recorded unearned compensation for restricted stock granted to employees below fair market value of $1,906. The Company will recognize this compensation expense over the vesting period of the restricted stock which is based on the remaining vesting period of the cancelled options. During 2001, the balance of the unearned compensation was reduced by $1,168 associated with the departure of employees with unvested shares of restricted stock that were repurchased by the Company.

    The following table summarizes option activity under the Option Plan:

                                                          Weighted
                                                          Average
                                              Number of   Exercise
                                               Shares      Price
                                              ----------  --------
             Outstanding at December 31, 1998  1,384,858   $ 0.15
             Granted.........................  2,310,442     2.71
             Exercised.......................   (164,638)    0.59
             Cancelled.......................    (44,810)    1.74
                                              ----------
             Outstanding at December 31, 1999  3,485,852     1.80
             Assumed in acquisition..........    566,592    15.56
             Granted.........................  4,276,558    12.85
             Exercised.......................   (665,722)    0.70
             Cancelled.......................   (792,280)   13.46
                                              ----------
             Outstanding at December 31, 2000  6,871,000     7.33
             Granted.........................  4,339,823    1.524
             Exercised.......................   (476,404)    0.38
             Cancelled....................... (3,733,777)    8.96
                                              ----------
             Outstanding at December 31, 2001  7,000,642   $ 3.89
                                              ==========

                        BE FREE, INC. AND SUBSIDIARIES

    The following table summarizes information about stock options outstanding at December 31, 2001:

                             Shares Outstanding        Shares Exercisable
                             ------------------        ------------------
                                            Weighted
                                 Weighted   Average              Weighted
                                 Average   Remaining             Average
                                 Exercise Contractual            Exercise
       Exercise Price   Shares    Price   Life (Years)  Shares    Price
       --------------   ------    -----   ------------  ------    -----
         $0.15-$0.35     707,312  $ 0.18      6.8        484,228  $ 0.18
         $0.54-$1.18   1,062,024  $ 0.97      8.5        268,714  $ 0.86
         $1.24-$2.38   3,212,213  $ 1.56      9.3        157,241  $ 1.53
         $3.44-$5.40     754,494  $ 4.33      8.2        319,899  $ 4.35
        $9.06-$13.50   1,051,288  $10.09      8.4        410,374  $10.20
       $14.06-$30.56      12,308  $22.88      8.1          6,701  $22.08
       $34.00-$49.75     201,003  $34.22      8.0         96,371  $34.22
                       ---------                       ---------
        $0.15-$49.75   7,000,642  $ 3.89      8.6      1,743,528  $ 5.49

                       =========                       =========

    The weighted average exercise price of options exercisable at December 31, 2001 and 2000 was $5.49 and $2.01, respectively. Options exercisable as of December 31, 2001, 2000 and 1999 totaled 1,743,528, 1,017,994 and 244,506, respectively.

    Had compensation cost for the Company's 2001, 2000 and 1999 stock option grants been calculated consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                          December 31,
                                                 -----------------------------
                                                    2001      2000      1999
                                                 ---------- --------- ---------
 Net loss as reported........................... $(142,015) $(64,912) $(19,351)
 Net loss per share as reported.................     (2.22)    (1.07)    (1.02)
 Pro forma net loss under SFAS No. 123..........  (143,120)  (72,104)  (19,429)
 Pro forma net loss per share under SFAS No. 123     (2.23)    (1.19)    (1.03)

    The following table presents the significant assumptions used to estimate the fair values of the options:

                                                      December 31,
                                               -------------------------
                                                2001     2000     1999
                                               -------  -------  -------
      Weighted-average risk free interest rate    4.44%    6.43%    5.53%
      Expected life from the date of grant.... 4 years  5 years  5 years
      Weighted-average volatility.............    93.5%     100%      29%
      Expected dividends......................    None     None     None

    The weighted-average fair value of options on the date of grant or acquired for the options granted or acquired in 2000 and 1999 with an exercise price less than grant date stock fair value was $7.78 and $1.54, respectively. All options granted in 2001 and 2000 had an exercise price equal to the grant date stock fair value. The weighted average fair value of options with an exercise price equal to grant date stock fair value in 2001, 2000 and 1999 were $1.13, $9.98 and $5.27, respectively.

                        BE FREE, INC. AND SUBSIDIARIES

    The pro forma effects of applying SFAS No. 123 are not indicative of future impacts. Additional grants in future years are anticipated.

12. Net Loss Per Share

    Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the year, plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of stock options, preferred stock rights (Note
10), unvested shares of restricted stock and warrants. Potential common shares were excluded from the calculation of net loss per share for the periods presented since their inclusion would be antidilutive.

    Potential common shares excluded from the calculation of diluted loss per share were as follows:

                                                       December 31,
                                               -----------------------------
                                                 2001      2000      1999
                                               --------- --------- ---------
   Options to purchase shares of Common Stock. 7,000,642 6,855,764 3,485,852
   Unvested shares of restricted stock........ 1,334,172 2,209,437 3,500,678
   Warrants to purchase shares of Common Stock        --        -- 2,548,000

13. Income Taxes

    Deferred income taxes include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    The components of the Company's deferred tax assets are as follows:

                                                December 31,
                                             ------------------
                                               2001      2000
                                             --------  --------
                Startup costs............... $     34  $    102
                Other temporary differences.       17       725
                Credits.....................       66        45
                Net operating losses........   29,073    20,200
                                             --------  --------
                Total net deferred tax asset   29,190    21,072
                Valuation allowance.........  (29,190)  (21,072)
                                             --------  --------
                Net deferred taxes.......... $     --  $     --
                                             ========  ========

    A reconciliation of the United States federal statutory corporate rate to the Company's effective tax rate is as follows:

                                             Year ended December 31,
                                             ---------------------
                                             2001    2000    1999
                                             -----   -----   -----
            Statutory federal corporate rate (34.0)% (34.0)% (34.0)%
            Nondeductible goodwill..........  28.8    24.0      --
            Other...........................  (0.4)   (0.8)   (4.0)
            Increase in valuation allowance.   5.6    10.8    38.0
                                             -----   -----   -----
            Effective tax rate..............    --%     --%     --%
                                             =====   =====   =====

                        BE FREE, INC. AND SUBSIDIARIES

    A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset due to the uncertainty of realization.

    The Company had net operating loss carryforwards of approximately $72,196, $50,161 and $19,931 at December 31, 2001, 2000 and 1999, respectively. The federal net operating loss carryforwards begin to expire in 2010.

    At December 31, 2001 and 2000, approximately $1,569 and $1,200 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the benefit from which, if realized, will be credited to additional paid-in capital.

    Under the provisions of Section 382 of the Internal Revenue Code, certain substantial changes in the Company's ownership may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be utilized annually to offset future taxable income and income tax liabilities. The amount of any annual limitation is determined based upon the Company's value prior to an ownership change.

14. Employee Benefit Plans

Defined Contribution Plan

    In January 1999, the Company established a savings plan for its employees which it designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deduction within statutory and plan limits. The Company may make contributions to the 401(k) plan in its discretion. The Company made contributions totaling $133 to this savings plan in 2001. No Company contributions were made to this savings plan in the years ended December 31, 2000 and 1999.

Employee Stock Purchase Plan

    In October 1999, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company has designated a maximum of 425,000 shares for this plan. As of December 31, 1999, 2000 and 2001, the Company has issued 0, 211,714 and 213,286 shares under this plan, respectively.

15. Related Party Transactions

    The Company had amounts due from related parties totaling $0 and $97 at December 31, 2001 and 2000, respectively. Amounts due from related parties at December 31, 2000 was comprised of $78 related to notes receivable from stockholders for restricted stock and $19 related to employee advances.

                        BE FREE, INC. AND SUBSIDIARIES

16. Subsequent Events

    On March 10, 2002, the Company entered into a merger agreement with ValueClick, Inc., a Delaware Corporation ("ValueClick"). Pursuant to the merger agreement, the Company will be merged with, and become a wholly-owned subsidiary of ValueClick. Upon consummation of the merger, each outstanding share of Common Stock of the Company will be converted into the right to receive 0.65882 shares of common stock of ValueClick. In the aggregate, ValueClick will issue approximately 43.4 million shares of its common stock for conversion of all of the outstanding securities of the Company. Upon consummation of the merger, the Company's stockholders will own approximately 45% of the combined company's outstanding shares. The consummation of the merger is subject to customary closing conditions, including the approval of the stockholders of the Company and the stockholders of ValueClick and the receipt of certain governmental approvals.

    In connection with the execution of the merger agreement, the Company amended its stockholders' rights agreement (Note 10) to provide, among other things, that ValueClick, Inc. would not be considered to be an "acquiring person" thereunder by reason of any transaction contemplated by the merger agreement.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BE FREE, INC.
                                         (Registrant)
                                         By:   /S/  GORDON B. HOFFSTEIN
                                             -----------------------------

                                                   Gordon B. Hoffstein
                                                Chief Executive Officer
                                             and Chairman of the Board of
                                                       Directors

Date: March 22, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

          Signature                       Title                  Date
          ---------                       -----                  ----
  /S/  GORDON B. HOFFSTEIN    Chairman of the Board,
-----------------------------   President, Chief Executive
     Gordon B. Hoffstein        Officer and Director
                                (Principal Executive
                                Officer)                    March 22, 2002
   /S/  STEPHEN M. JOSEPH     Executive Vice President,
-----------------------------   Chief Financial Officer and
      Stephen M. Joseph         Treasurer (Principal
                                Financial and Accounting
                                Officer)                    March 22, 2002
 /S/  SAMUEL P. GERACE, JR.   Executive Vice President,
-----------------------------   Chief Technology Officer
    Samuel P. Gerace, Jr.       and Director                March 22, 2002

   /S/  TED R. DINTERSMITH
-----------------------------
     Ted R. Dintersmith       Director                      March 22, 2002

  /S/  W. MICHAEL HUMPHREYS
-----------------------------
    W. Michael Humphreys      Director                      March 22, 2002

   /S/  JEFFREY F. RAYPORT
-----------------------------
     Jeffrey F. Rayport       Director                      March 22, 2002

    /S/  KATHLEEN L. BIRO
-----------------------------
      Kathleen L. Biro        Director                      March 22, 2002

                                 EXHIBIT INDEX

Exhibit
  No.                                               Description
-------                                             -----------
  2.1   Agreement and Plan of Merger, dated as of March 10, 2002, by and among ValueClick, Inc., Bravo
        Acquisition I Corp. and Be Free, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K (File No. 000-27271) filed on March 12, 2002)

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

 10.5   Subordinated Loan and Security Agreement dated as of September 29, 1998 (Incorporated by reference to Exhibit 10.8 of the IPO Registration Statement).

 10.6   Registration Rights Agreement dated as of March 31, 1999 (Incorporated by reference to Exhibit 10.9 of the IPO Registration Statement).

 10.7   Lease dated as of November 9, 1998 with Southwestern Pennsylvania Corporation (Incorporated by reference to Exhibit 10.12 of the IPO Registration Statement).

 10.8   Lease dated October 20, 1998 with LSOF Pooled Equity L.P. (Incorporated by reference to Exhibit
        10.13 of the IPO Registration Statement).

 10.9+  BFAST Service Order Form, as amended, with barnesandnoble.com, Inc. dated January 31, 1998
        (Incorporated by reference to Exhibit 10.15 of the IPO Registration Statement).

 10.10  Form of Indemnification Agreement dated August 28, 1998 (Incorporated by reference to Exhibit
        10.17 of the IPO Registration Statement).

 10.11  Agreement and Plan of Merger, dated February 15, 2000 by and among Be Free, Inc., Cyrano
        Acquisition Corp. and TriVida Corporation (Incorporated by reference to Exhibit 2 of the Company's
        Registration Statement on Form S-1 (File No. 333-31916) as filed with the SEC on March 8, 2000
        (the "March Registration Statement")).


10.12 TriVida Corporation 1998 Equity Incentive Plan as assumed by the Company on February 29, 2000
      (Incorporated by reference to Exhibit 10.18 of the Company's Amendment No. 1 to its March
      Registration Statement filed with the SEC on March 16, 2000.)

10.13 Employment Agreement, dated as of June 1, 2001 by and between Be Free, Inc. and Gordon Hoffstein.

21    List of Subsidiaries.

23    Consent of PricewaterhouseCoopers LLP.

99.1  Amendment No. 1 to Rights Agreement, dated March 10, 2002, between Be Free, Inc. and Continental
      Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.1 of the Company's current report on Form 8-K (file No. 000-27271) filed March 12, 2002).

--------
+ Confidential materials omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Order granted in connection with the IPO Registration Statement.