Form 10-Q
period 2002-03-31
BE FREE INC
filed 2002-05-14
CIK 1084866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark	One)
☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File 000-27271

Be Free, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3303188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

154 Crane Meadow Road
Marlborough, Massachusetts 01752
(Address of principal executive offices)

(508) 480-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of March 31, 2002, the registrant had outstanding 65,815,070 shares of voting common stock, $0.01 par value per share.

FORM 10-Q QUARTERLY REPORT
QUARTER ENDED MARCH 31, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

BE FREE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,368	$59,030
Marketable securities	75,919	74,116
Accounts receivable, net of allowances of $628 and $807, respectively	1,782	2,736
Other current assets	4,888	4,567

Total current assets	114,957	140,449

Marketable securities	22,798	—
Property and equipment, net of accumulated depreciation of $13,795 and $11,968, respectively	11,049	11,962
Intangible assets, net of accumulated amortization of $62,136 and $61,502, respectively	2,326	2,960
Other assets	498	725

Total assets	$151,628	$156,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,030	$1,291
Accrued expenses	3,180	4,433
Deferred revenue	1,599	1,210
Current portion of capital lease obligations	1,864	2,110

Total current liabilities	7,673	9,044

Capital lease obligations, net of current portion	296	604
Other liabilities	414	479

Total liabilities	8,383	10,127

Stockholders’ equity:
Common stock, $0.01 par value; 250,000 shares authorized; 67,029 shares issued	670	670
Additional paid-in capital	380,554	380,660
Unearned compensation	(1,796)	(2,309)
Accumulated other comprehensive (loss) income	(313)	205
Accumulated deficit	(234,578)	(231,944)

	144,537	147,282
Treasury stock, at cost (1,214 and 1,159 shares, respectively)	(1,292)	(1,313)

Total stockholders’ equity	143,245	145,969

Total liabilities and stockholders’ equity	$151,628	$156,096

The accompanying notes are an integral part of the consolidated financial statements.

BE FREE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenue	$5,243	$5,422

Operating expenses:
Network costs	986	1,421
Sales and marketing (exclusive of equity related compensation of $106 and $304, respectively)	2,315	5,264
Client services (exclusive of equity related compensation of $22 and $59, respectively)	1,298	2,059
Development and engineering (exclusive of equity related compensation of $49 and $134, respectively)	2,139	3,234
General and administrative (exclusive of equity related compensation of $250 and $276, respectively)	957	2,222
Restructuring charge	—	312
Equity related compensation	427	773
Intangible amortization and charge for impairment of assets	634	116,491

Total operating expenses	8,756	131,776

Operating loss	(3,513)	(126,354)
Interest income	928	2,350
Interest expense	(49)	(123)

Net loss	$(2,634)	$(124,127)

Basic and diluted net loss per share	$(0.04)	$(1.94)

Shares used in computing basic and diluted net loss per share	64,700	64,035

The accompanying notes are an integral part of the consolidated financial statements.

BE FREE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,634)	$(124,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for impairment of assets	—	102,736
Depreciation and amortization	2,461	15,656
Equity related compensation	427	773
Provisions for doubtful accounts	—	98
Changes in operating assets and liabilities:
Accounts receivable	954	503
Accounts payable	(261)	(1,003)
Accrued expenses	(1,253)	(217)
Deferred revenue	389	706
Other assets and liabilities	(160)	308

Net cash used in operating activities	(77)	(4,567)

Cash flows from investing activities:
Purchases of property and equipment	(342)	(818)
Proceeds from the sale of marketable securities	44,065	76,221
Purchases of marketable securities	(69,184)	(45,158)

Net cash provided by (used in) investing activities	(25,461)	30,245

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of offering costs	—	9
Acquisition of common stock and treasury shares	(5)	(28)
Proceeds from exercise of options	7	72
Proceeds from repayment of notes receivable from stockholders	—	78
Payments on long-term debt	(554)	(698)

Net cash used in financing activities	(552)	(567)
Effect of exchange rate changes on cash	—	(47)

Net (decrease) increase in cash and cash equivalents	(26,662)	25,064
Cash and cash equivalents at beginning of period	59,030	27,527

Cash and cash equivalents at end of period	$32,368	$52,591

The accompanying notes are an integral part of the consolidated financial statements.

BE FREE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

A.    Organization and Summary of Significant Accounting Policies:

Nature of Business—Be Free, Inc. (the “Company”) provides a marketing platform that enables its customers to attract, convert and retain online customers easily and cost effectively. Its marketing platform delivers technology and services including delivering, tracking, analyzing and personalizing online promotions, and compensating and communicating with online marketing partners. Its hosted solution is designed to increase its customers’ online sales or traffic and to decrease their cost of customer acquisition. The Company has a single operating segment without an organizational structure dictated by product lines, geography or customer type. Revenue has been primarily derived from the Company’s BFAST® partner marketing services, which have been provided primarily to domestic companies to date.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, the statements do not include all disclosures normally required by generally accepted accounting principles for annual financial statements or those normally made in the Company’s Annual Report on Form 10-K. The December 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including those of a normal recurring nature. These adjustments are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the period presented herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year, which ends on December 31, 2002, or for any other future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

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

B.	Merger Agreement

On March 10, 2002, the Company entered into a merger agreement with ValueClick, Inc., a Delaware corporation (“ValueClick”). Pursuant to the merger agreement, the Company will be merged with, and become a wholly-owned subsidiary of ValueClick. Upon consummation of the merger, each outstanding share of common stock of the Company will be converted into the right to receive 0.65882 of a share of common stock of ValueClick. In the aggregate, ValueClick will issue approximately 43.4 million shares of its common stock for conversion of all of the outstanding securities of the Company. Upon consummation of the merger, the Company’s stockholders will own approximately 45% of the combined company’s outstanding shares. The consummation of the merger is subject to customary closing conditions, including the approval of the stockholders of the Company and the stockholders of ValueClick. In connection with the execution of the merger agreement, the Company amended its stockholders’ rights agreement to provide, among other things, that ValueClick would not be considered to be an “acquiring person” thereunder by reason of any transaction contemplated by the merger agreement. For more information on the merger see the Joint Proxy Statement-Prospectus dated April 15, 2002, which document is filed with the Securities and Exchange Commission.

C.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”). The adoption of SFAS No. 142 did not impact the Company’s financial statements for the three months ended March 31, 2002. The Company’s net loss for the three months ended March 31, 2001 would have remained unchanged as a result of the impairment analysis performed at March 31, 2001. (See Note D)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not impact the Company’s financial statements.

D.    Impairment of Long-Lived Assets

On February 29, 2000, the Company acquired TriVida Corporation. TriVida provides personalization services to online merchants and content sites. The allocation of the purchase price for TriVida resulted in goodwill of $110,060 and other intangibles, including patents, developed technology and workforce, of $55,000. These items have been recorded as intangible assets within the Consolidated Balance Sheet, and were being amortized on a straight-line basis over three years.

Based on management’s assessment at March 31, 2001, the Company decided that the technology obtained through the acquisition of TriVida would not be integrated with the BFAST Partner Marketing technology as originally intended due to the deterioration of the Internet retail market, customer feedback and other business factors. As a result of this decision and a review of other factors, the Company concluded that an impairment assessment was required for the long-lived assets of TriVida.

The Company grouped all long-lived assets for TriVida, including goodwill and other intangible assets, and estimated the future discounted cash flows related to these long-lived assets. The discount rate used was based on the risks involved. As a result of this analysis, the Company recorded an impairment charge in 2001 totaling $102,736 which represented the excess of the carrying amount of the TriVida assets over the discounted cash flows. Had the Company applied the provisions of SFAS No. 142 for the three months ended March 31, 2001, it would have discontinued the amortization of goodwill and assembled workforce totaling $9,233 for that period. In addition, the Company would have recorded an incremental impairment charge in an equal amount during the same period. As a result, the Company’s net loss for the three months ended March 31, 2001 would have remained unchanged.

E.    Restructuring

Throughout 2001, in response to a reduction in its customer base and longer than anticipated sales cycles, the Company’s management executed plans to restructure several areas of the company. The restructuring included the termination of a total of 118 employees, representing approximately 41% of the total workforce, the consolidation of certain office space and a non-cash impairment charge associated with excess and idle equipment. As a result, the Company recorded restructuring charges totaling $5,050 during the year.

The restructuring charge comprises cash charges totaling $2,999, including severance costs for terminated employees of $1,802, a charge for future lease payments for unutilized office space of $852 and other restructuring costs of $345. At March 31, 2002, $2,197 of the cash charges had been paid. The Company expects the remaining $802, principally relating to future lease payments for unutilized office space, to be paid over the next three years. The Company also recognized a non-cash impairment charge associated with excess and idle equipment and leasehold improvements on unutilized office space of $2,051.

The following table summarizes the restructuring related activity:

Restructuring costs:
Employee severance, benefits and related costs	$1,802
Excess and idle equipment	1,953
Unutilized office space	852
Leasehold improvements on unutilized office space	98
Other restructuring costs	345
Total restructuring costs	5,050
Cash payments made through December 31, 2001	(2,102)
Non-cash impairment charges	(2,051)
Accrued restructuring costs at December 31, 2001	897
Cash payments made during the three months ended March 31, 2002	(95)

Accrued restucturing costs at March 31, 2002	$802

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

Potential common shares excluded from the calculation of diluted loss per share were as follows:

	March 31,
	2002	2001
Options to purchase shares of common stock	6,326,492	6,319,696
Unvested shares of restricted stock	1,009,109	2,577,426

G.    Accumulated Other Comprehensive (Loss) Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.

The following table reflects the components of comprehensive (loss) income:

	Three Months Ended March 31,
	2002	2001
Net loss	$(2,634)	$(124,127)
Other comprehensive (loss) income:
Change in unrealized gain (loss) on marketable securities during the period	(518)	142
Foreign currency translation adjustments	—	(47)

Comprehensive loss	$(3,152)	$(124,032)

H.    Legal Proceedings

Be Free is subject to legal proceedings and claims that arise in the ordinary course of business. Be Free does not believe that the outcome of any of those matters will have a material adverse effect on Be Free’s consolidated financial position, operating results or cash flows.

On November 30, 2001, a class action lawsuit was filed in the Southern District of New York naming as defendants the Company, the managing underwriters of the Company’s initial public offering (the “IPO”), and the following officers and former officers of the Company: Gordon B. Hoffstein, Samuel P. Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph. The complaint is captioned Saul Kassin v. Be Free, Inc., et al., 01-CV-10827. The complaint alleges, in part, that the Company’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. The Company has not yet formally responded to the allegations. The Company believes that the claims against the Company and the individual directors and officers named in the lawsuit are without merit and intends to defend such claims vigorously. As this case is at an early stage, it is not possible to express an opinion as to it’s final outcome or estimate the amount of a probable loss, if any, that might result.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “ Factors That May Affect Future Results.”

Overview

We provide a marketing platform that enables online businesses to attract, convert and retain customers easily and cost effectively. Our marketing platform includes technology and services to manage, track and analyze a variety of online marketing programs. It is offered on a hosted basis to enable businesses to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources. We offer two types of services on this platform, partner marketing services and site personalization services.

With our BFAST® partner marketing services, online businesses can track and manage various types of marketing programs that they have established with their online marketing partners. These partner marketing programs may include affiliate programs, member buying and shopping portal programs, content distribution programs, sponsorship programs and strategic partnerships. Using BFAST, our customers can measure the results of these marketing programs in a uniform manner, allowing program-by-program comparisons. Our customers can pay their marketing partners in a variety of ways, including performance-based compensation. Our commerce customers, those that sell goods or services online, typically pay their marketing partners based on the sales or sales leads that those marketing partners generate, as tracked by BFAST. Our content customers, those that provide information online, typically pay their marketing partners based on the traffic sent to their sites by their marketing partners, as tracked by BFAST. As a result, these services provide our customers with a cost-effective solution for establishing, managing and rewarding their marketing partners.

In addition to our partner marketing services, we offer BSELECTSM Onsite site personalization service which allows our customers to convert more visitors to their Internet site into customers by recommending relevant products or content in real-time. We are typically paid for our BSELECT Onsite site personalization services based upon the number of personalized product and content promotions that are clicked by each Internet site visitor. Revenue from BSELECT Onsite has been less than five percent of total revenue in each period.

We have incurred significant net losses and negative cash flows from operations since the commencement of our online marketing business, and as of March 31, 2002, we had an accumulated deficit of approximately $234.6 million. This loss has been funded primarily through the issuance of preferred stock, borrowings, and public offerings of our common stock. We raised net proceeds of $70.6 million and $104.7 million during our public offerings in November 1999 and in March 2000, respectively.

On March 10, 2002, we entered into a merger agreement with ValueClick, Inc. Pursuant to the merger agreement, we will be merged with, and become a wholly-owned subsidiary of ValueClick. Upon consummation of the merger, each outstanding share of our Common Stock will be converted into the right to receive 0.65882 of a share of common stock of ValueClick. In the aggregate, ValueClick will issue approximately 43.4 million shares of its common stock in exchange for our outstanding securities. Upon consummation of the merger, our stockholders will own approximately 45% of the combined company’s outstanding shares. The consummation of the merger is subject to customary closing conditions, including the approval of our stockholders and the stockholders of ValueClick and the receipt of certain governmental approvals. For more information on the merger see the Joint Proxy Statement-Prospectus dated April 15, 2002.

Results of Operations

Revenue

Through March 31, 2002, revenue includes integration and monthly service fees for BFAST and BSELECT.

Revenue decreased 3% to $5.2 million for the three months ended March 31, 2002 from $5.4 million for the three months ended March 31, 2001. This decrease is primarily attributable to an overall decline in marketing spending as a result of general economic conditions. Although our customer base decreased by 24%, to 240 customers at March 31, 2002 from 317 customers at March 31, 2001, the average revenue per customer increased 28% to $21,842 from $17,104 per customer when compared to the same period of the prior year.

On an ongoing basis, we perform detailed analyses and monitor individual customer accounts to evaluate collectibility. When we identify an account with a collection risk, we defer the related revenue until the collection of cash. We did not incur any significant accounts receivable writeoffs during the quarter ended March 31, 2002.

Network Costs

Network costs consist of expenses related to the operation of our hosting services. These expenses primarily include depreciation and operating lease expense for systems and storage equipment, costs for third-party data center facilities and costs for Internet connectivity to our customers and their marketing partners.

Network costs decreased 31% to $1.0 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. The decrease of $0.4 million is primarily attributable to cost savings as a result of the consolidation of our data centers as part of our restructuring plan in 2001. We currently have data centers in only two locations, Sterling, Virginia and Pittsburgh, Pennsylvania.

Sales and Marketing Expenses

Sales and marketing expenses consist principally of payroll and related costs for our sales, marketing and business development groups. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers.

Sales and marketing expenses decreased 56% to $2.3 million for the three months ended March 31, 2002 from $5.3 million for the three months ended March 31, 2001. This decrease is a result of a reduction in workforce to 43 employees at March 31, 2002 from 95 employees at March 31, 2001. This resulted in cost savings of $1.9 million in employee related costs and $0.4 million in other administrative costs. Also contributing to the decrease is a reduction of $0.7 million in marketing costs, which comprises direct marketing efforts, tradeshows and conferences, public relations and various other marketing related programs, due to our cost containment programs.

Client Services Expenses

Client services expenses primarily relate to the cost of assisting our customers in managing their relationships with marketing partners, as well as providing BFAST integration and BSELECT Onsite initialization, training and technical support to our customers. These services are designed to increase the success of our customers’ performance marketing sales channels and their overall satisfaction with our services by providing best practices techniques, marketing partner sales channel analysis, training and technical assistance. We also provide similar services to our customers’ marketing partners on an optional basis for additional fees.

Client services expenses decreased 37% to $1.3 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001. This decrease is a result of a reduction in workforce to 43 employees at March 31, 2002 from 71 employees at March 31, 2001. This resulted in cost savings of $0.5 million in employee related costs and $0.2 million in other administrative costs. Also contributing to the decrease is a reduction of $0.1 million in outsourced program management costs.

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

Development and engineering expenses decreased 34% to $2.1 million for the three months ended March 31, 2002 from $3.2 million for the three months ended March 31, 2001. This decrease is a result of a reduction in workforce to 51 employees at March 31, 2002 from 91 employees at March 31, 2001. This resulted in a cost savings of $1.1 million in employee related costs.

General and Administrative Expenses

General and administrative expenses principally consist of payroll and related costs and professional fees related to our general management, finance and human resource functions.

General and administrative expenses decreased 57% to $1.0 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. This decrease is largely a result of a reduction in workforce to 18 employees at March 31, 2002 from 44 employees at March 31, 2001. This resulted in a cost savings of $0.5 million in employee related costs. Also contributing to the decrease is a reduction of $0.4 million in professional service costs relating to merger and acquisition planning and other investment banking and legal services. Additionally, bad debt expense decreased by $0.3 million. This decrease is due to recoveries in the current year of $0.1 million and an incremental provision in the prior year of $0.2 million.

Equity Related Compensation Expenses

Equity related compensation expenses are non-cash charges representing the difference between the exercise price of options to purchase common stock granted to our employees or the price paid for restricted stock sold to our employees and the fair value of the options or stock on the date of the option grant or stock purchase, as determined for financial reporting purposes. These expenses are recorded over the vesting period of the applicable option or stock award. These expenses also include the fair value of options granted to consultants, as determined for financial reporting purposes. These fair values were determined in accordance with Accounting Principles Board Opinion 25 and Statement of Financial Accounting Standards 123. Equity related compensation expenses were $0.4 million for the three months ended March 31, 2002 and $0.8 million for the three months ended March 31, 2001.

Restructuring Charges

Throughout 2001, in response to a reduction in our customer base and longer than anticipated sales cycles, our management executed plans to restructure several areas of the company. The restructuring included the termination of a total of 118 employees, representing approximately 41% of the total workforce, the consolidation of certain office space and a non-cash impairment charge associated with excess and idle equipment. As a result, we recorded restructuring charges totaling $5.1 million during the year.

The restructuring charge comprises cash charges totaling $3.0 million, including severance costs for terminated employees of $1.8 million, a charge for future lease payments for unutilized office space of $0.9 million and other restructuring costs of $0.3 million. At March 31, 2002, $2.2 million of the cash charges had been paid. We expect the remaining $0.8 million, principally relating to future lease payments for unutilized office space, to be paid over the next three years. We also recognized a non-cash impairment charge associated with excess and idle equipment and leasehold improvements on unutilized office space of $2.0 million. We recorded no restructuring charges in 2002.

Intangible Amortization and Charge for Impairment of Assets

Amortization, merger related expenses and impairment charges decreased 99% to $0.6 million for the three months ended March 31, 2002 from $116.5 million for the three months ended March 31, 2001. During the first quarter of 2001, these expenses included amortization expense of intangible assets of $13.8 million and an impairment charge of $102.7 million. All of these charges were incurred in connection with TriVida, which we acquired in February 2000.

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, we review goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. We consider several factors in determining whether an impairment may have occurred, including the intended use of the underlying asset, our market capitalization compared to our book value per share, the overall business climate and current estimates for expected operating results of acquired businesses. Based on our assessment at March 31, 2001, we decided that the technology obtained through the acquisition of TriVida would no longer be integrated into the BFAST technology as originally intended due to the deterioration of the Internet retail market and customer feedback as well as other business factors considered. As a result of this decision and a review of the other factors, we concluded that an impairment assessment was required for the long-lived assets of TriVida as of March 31, 2001.

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

Had we applied the provisions of SFAS No. 142 for the three months ended March 31, 2001, we would have discontinued the amortization of goodwill and assembled workforce of $9.2 million for that period. In addition, we would have recorded an incremental impairment charge in an equal amount during the same period. As a result, the Company’s net loss for the three months ended March 31, 2001 would have remained unchanged.

Interest Income (Expense), net

Interest income (expense), net consists of interest expense on our borrowings, partially offset by interest income earned on our cash and marketable securities balances.

Net interest income of $0.9 million for the three months ended March 31, 2002 resulted from interest income of $928,000 from the investment of a portion of the proceeds from our initial and secondary public offerings which was partially offset by interest expense on lease obligations of $49,000. Net interest income of $2.2 million for the three months ended March 31, 2001 resulted from interest income of $2.4 million from investments which was partially offset by interest expense on lease obligations of $123,000.

Liquidity and Capital Resources

As of March 31, 2002, we had $131.1 million in cash, cash equivalents and marketable securities. For the three months ended March 31, 2002, cash and cash equivalents decreased by $26.7 million while marketable securities, current and noncurrent, increased by $24.6 million. This reflects our treasury strategy to invest excess cash, obtained primarily through our public offerings, in marketable securities which yield a higher rate of return than cash and cash equivalents.

Cash used in operating activities was $0.1 million for the three months ended March 31, 2002. This use of cash resulted from a net loss of $2.6 million, which included $2.5 million in non-cash depreciation and amortization expense and $0.4 million in equity related compensation. In addition, the cash use resulted from a decrease in accrued expenses of $1.3 million which is attributable to an overall decrease in spending as a result of our restructuring actions and cost containment programs. The cash use was largely offset by cash provided by a decrease in accounts receivable of $1.0 million and an increase in deferred revenue of $0.4 million. The decrease in accounts receivable is a result of our cash collection efforts resulting in an overall improvement in the aging of accounts receivable. The increase in deferred revenue is a result of annual prepayments by certain customers.

Cash used in investing activities was $25.5 million for the three months ended March 31, 2002. Purchases and sales of marketable securities for the three months ended March 31, 2002 totaled $44.1 million and $69.2 million, respectively. Capital expenditures totaled $0.3 million for the three months ended March 31, 2002.

Cash used in financing activities was $0.6 million for the three months ended March 31, 2002. This use of cash principally consisted of payments on our capital lease arrangements of $0.6 million.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS No. 143 will have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”). In accordance with the provisions on SFAS 142, goodwill is no longer amortized. Our net loss would have remained unchanged as a result of the impairment analysis performed at March 31, 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not impact our financial statements.

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of the risks that may affect future operating results.

We have entered into a merger agreement that may be difficult to integrate and may divert management attention.

We have entered into a merger agreement with ValueClick, Inc. Management has spent time evaluating this business combination in the past and expects to devote considerable effort to completing the transaction. Mergers such as the one anticipated are typically accompanied by a number of risks, including difficulties integrating operations and personnel, potential disruption of ongoing business, potential distraction of management, potential revenue declines as a result of customer uncertainty, potential loss of employees in anticipation of the uncertainties of integration, expenses related to the merger and potential unknown liabilities associated with combined businesses. We may incur substantial expenses and devote significant management time and resources in seeking to complete the proposed merger that ultimately may not generate benefits for us. If we are not successful in completing the merger, we may be required to pay a termination fee and expenses in excess of $6.0 million and may be required to reevaluate our growth strategy.

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

Our accumulated deficit as of March 31, 2002 was $234.6 million. Our current business has never achieved profitability and we expect to continue to incur losses for the foreseeable future in light of the level of our amortization of intangible assets and planned operating and capital expenditures. We also expect to experience negative operating cash flow for the near future as we fund our operating losses and capital expenditures. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted in a timely manner, our business, results of operations, financial condition and prospects would be materially and adversely affected. We will need to generate significant additional revenue to achieve profitability. The near-term economic outlook is very uncertain, especially in light of recent terrorist activities and the current and expected future responses to such activities. As a result, the level of commerce, including amounts conducted over the Internet, may be materially and adversely affected which would materially and adversely affect our revenue and profitability. Continued economic slowdown could cause companies to defer or reduce expenditures on online marketing programs, which could materially and adversely affect our revenue and profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Substantially all of our revenue is derived from a new business model. Our revenue depends on whether the online marketing that we facilitate generates sales or traffic for our customers. In contrast, others earn fees based merely on placing online advertisements for customers. Our customers’ marketing partners may not generate substantial volumes of sales or traffic for our customers. Similarly, our customers’ product and service offerings may not be sufficient to attract or retain their marketing partners. In these situations, we may lose revenue and, ultimately, customers. Our business also requires that we have access to our customers’ internal catalog, transactional and fulfillment systems to track, store and analyze sales and traffic data. If customers regard this information as too sensitive to share with us, we may lose customers or businesses might forgo our marketing services entirely. In addition, because the provision of our services requires us to provide a connection to the Internet sites of our customers and their marketing partners, we may be perceived as being associated with the content of these Internet sites and could face potential liability for defamatory or other materials displayed on such sites. As a result, we could experience a loss of customers or reputational harm. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of customers and market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, results of operations and financial condition will be materially and adversely affected.

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

Because the provision of our services requires us to provide a connection to the Internet sites of our customers and their marketing partners, we may be exposed to liability for information displayed on our customer’s Internet sites or within their marketing partners’ Internet sites. We may also become involved in litigation, administrative proceedings and governmental proceedings and could be exposed to liability for such matters or for other matters in the ordinary course of business. Litigation and involvement in such proceedings can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. In addition, any litigation or imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on our reputation and our business and operating results.

Any breach of our system’s security measures that results in the release of confidential customer data could cause customer dissatisfaction, customer loss, or both and expose us to lawsuits.

Third parties may attempt to breach our security. If they are successful, they could obtain our customers’ or their marketing partners’ confidential information, including marketing data, sales data, passwords, and financial account, performance and contact information. A breach of security could materially and adversely affect our reputation, business and prospects. We rely on encryption technology licensed from third parties. Our systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss or theft of data. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. We may be liable for any breach in our security and any breach could harm our reputation, reduce demand for our services or cause customers to terminate their relationships with us.

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

Laws and regulations directly applicable to Internet communications, commerce, marketing and privacy are becoming more prevalent. The United States Congress has enacted Internet laws regarding children’s privacy, copyrights and taxation. The United States and the European Union recently enacted privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt additional legislation or regulatory requirements covering issues such as user privacy, pricing, content, taxation and quality of products and services, among other items. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising and marketing services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. To date, these regulations have not materially restricted the use of our services or our business growth.

If privacy concerns cause a significant number of Internet users to avoid Internet sites that track behavioral information, opt-out of online profiling or use software to prevent online profiling, our business prospects could decline materially.

We gather and maintain anonymous data related to consumer online browsing and buying behavior. When a user first views or clicks on a customer’s promotion managed by our system, we create an anonymous profile for that user and we add and change profile attributes based upon that user’s behavior on our customer’s Internet site and its marketing partners’ Internet sites. Privacy concerns may cause visitors to avoid Internet sites that track behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. We host an Internet site which allows consumers to opt not to have their anonymous profile gathered and maintained by us. Also, software programs exist that limit or prevent the use of “cookies” which are required for us to gather the anonymous data. Widespread use of the opt-out capability or adoption of this software by Internet users could significantly undermine the commercial viability of our BSELECT Onsite service. This development could cause our business prospects to decline materially.

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

We buy and lease hardware, including our servers and storage arrays from Sun Microsystems and EMC Corporation. We also license software, including our servers’ operating systems, Internet server technology, database technology, graphical user interface technology and encryption technology, primarily from Sun Microsystems, Microsoft Corporation, Oracle Corporation and PowerSoft. If these vendors change the terms of our license arrangements with them so that it would be uneconomical to purchase our essential products from them, or if they were unable or unwilling to supply us with a sufficient quantity of properly functioning products, our business could be materially and adversely affected due to business interruption caused by any delay in product and service development until equivalent technology can be identified and the cost of integrating new technology.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. government obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of two years or less. An increase or decrease in interest rates of 100 to 200 basis points would not materially affect the fair value of our investment portfolio at March 31, 2002.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

Be Free is subject to legal proceedings and claims that arise in the ordinary course of business. Be Free does not believe that the outcome of any of those matters will have a material adverse effect on Be Free’s consolidated financial position, operating results or cash flows.

As previously reported, on November 30, 2001, a class action lawsuit was filed in the Southern District of New York naming as defendants the Company, the managing underwriters of the Company’s initial public offering (the “IPO”), and the following officers and former officers of the Company: Gordon B. Hoffstein, Samuel P. Gerace, Jr., Thomas A. Gerace and Stephen M. Joseph. The complaint is captioned Saul Kassin v. Be Free, Inc., et al., 01-CV-10827. The complaint alleges, in part, that the Company’s IPO registration statement and final prospectus contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the IPO. The Company has not yet formally responded to the allegations. The Company believes that the claims against the Company and the individual directors and officers named in the lawsuit are without merit and intends to defend such claims vigorously. As this case is at an early stage, it is not possible to express an opinion as to its final outcome or estimate the amount of a probable loss, if any, that might result.

Item 2.    Changes in Securities and Use of Proceeds.

On March 10, 2002, in connection with the execution of the merger agreement with ValueClick, Inc., the Company amended its stockholders’ rights agreement. The agreement was amended to provide, among other things, that ValueClick, Inc. would not be considered to be an “acquiring person” thereunder by reason of any transaction contemplated by the merger agreement. For more information regarding the rights plan amendment, please see the Company’s Current Report on Form 8-K (File No. 000-27271) filed March 12, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of March 10, 2002, by and among ValueClick, Inc., Bravo Acquisition I Corp. and Be Free, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K (File No. 000-27271) filed on March 12, 2002).

99.1
Amendment No. 1 to Rights Agreement, dated March 10, 2002, between Be Free, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K (File No. 000-27271) filed March 12, 2002).

(b)    Reports on Form 8-K.

During the quarter ended March 31, 2002, the Registrant filed two Current Reports on Form 8-K with the Securities and Exchange Commission:

(1)    Form 8-K (Items 5 and 7), filed March 12, 2002.
(2)    Form 8-K (Items 5 and 7), filed March 22, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, This Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BE FREE, INC. (Registrant)

Date: May 13, 2002	/s/ Gordon B. Hoffstein Gordon B. Hoffstein Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: May 13, 2002	/s/ Stephen M. Joseph Stephen M. Joseph Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)