Form 10-Q/A
period 2002-03-31
BE FREE INC
filed 2002-05-22
CIK 1084866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

This Amendment is being filed to correct typographical errors in Items 1 and 2 with respect to the depreciation and amortization, net cash used in operating activities, purchases of property and equipment, and net cash used in investing activities for the three months ended March 31, 2002, set forth in the “Consolidated Statements of Cash Flows” and the second and third paragraphs under the heading “Liquidity and Capital Resources”. As corrected, the entire Items 1 and 2 are set forth below.

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

BE FREE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,634)	$(124,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for impairment of assets	—	102,736
Depreciation and amortization	2,163	15,656
Equity related compensation	427	773
Provisions for doubtful accounts	—	98
Changes in operating assets and liabilities:
Accounts receivable	954	503
Accounts payable	(261)	(1,003)
Accrued expenses	(1,253)	(217)
Deferred revenue	389	706
Other assets and liabilities	(160)	308

Net cash used in operating activities	(375)	(4,567)

Cash flows from investing activities:
Purchases of property and equipment	(616)	(818)
Proceeds from the sale of marketable securities	44,065	76,221
Purchases of marketable securities	(69,184)	(45,158)

Net cash provided by (used in) investing activities	(25,735)	30,245

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of offering costs	—	9
Acquisition of common stock and treasury shares	(5)	(28)
Proceeds from exercise of options	7	72
Proceeds from repayment of notes receivable from stockholders	—	78
Payments on long-term debt	(554)	(698)

Net cash used in financing activities	(552)	(567)
Effect of exchange rate changes on cash	—	(47)

Net (decrease) increase in cash and cash equivalents	(26,662)	25,064
Cash and cash equivalents at beginning of period	59,030	27,527

Cash and cash equivalents at end of period	$32,368	$52,591

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

Cash used in operating activities was $0.4 million for the three months ended March 31, 2002. This use of cash resulted from a net loss of $2.6 million, which included $2.2 million in non-cash depreciation and amortization expense and $0.4 million in equity related compensation. In addition, the cash use resulted from a decrease in accrued expenses of $1.3 million which is attributable to an overall decrease in spending as a result of our restructuring actions and cost containment programs. The cash use was largely offset by cash provided by a decrease in accounts receivable of $1.0 million and an increase in deferred revenue of $0.4 million. The decrease in accounts receivable is a result of our cash collection efforts resulting in an overall improvement in the aging of accounts receivable. The increase in deferred revenue is a result of annual prepayments by certain customers.

Cash used in investing activities was $25.7 million for the three months ended March 31, 2002. Purchases and sales of marketable securities for the three months ended March 31, 2002 totaled $44.1 million and $69.2 million, respectively. Capital expenditures totaled $0.6 million for the three months ended March 31, 2002.

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

BE FREE, INC. (Registrant)

Date: May 22, 2002	/s/ Gordon B. Hoffstein Gordon B. Hoffstein Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: May 22, 2002	/s/ Stephen M. Joseph Stephen M. Joseph Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)